Form 10KSB
period 1994-12-31
WALL STREET FINANCIAL CORP /DE/
filed 1996-06-26
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934
           For the fiscal year ended December  31, 1994
                                    OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934
                        Commission file number 0-17117

                      WALL STREET FINANCIAL CORPORATION
    (Exact name of Small Business Issuer as specified in its charter)

    Delaware                                          99-024086
    (State or other jurisdiction of                   (I.R.S.
employer
    incorporation or organization)
identification  No.)

    1088 Bishop Street, Suite 1104, Honolulu, HI, USA
96813
    (Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:   (808)
526-3999
________________________________________________________________
_____________
Securities registered pursuant to Section 12(g) of the Exchange
Act:

Title of each class               Name of each exchange on
which registered
$.01 Par Value Par Share                        NASD Bulletin
Board -  WSFI
________________________________________________________________
_____________
Indicate by check mark whether the Registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during
the preceding 12 months (or for such shorter period that
theregistrant was
required to file such reports), and (2) has been subject to
such filing
requirements for the past 90 days.  Yes        No  X

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-Bcontained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitiveproxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates as of December 31, 1994. The aggregate market value was computed by using the closing price on the NASD Bulletin Board on December 31, 1994 of $.25 per share.

Common Shares, Par Value $0.01 Per Share
$2,894,189.75

Indicate the number of shares outstanding of each of the Registrant s classes of common stock, as of the latest practicable date.

          Class                                   Outstanding
as of May 15, 1996
Common Shares $0.01 Par Value
13,446,759

PART I.

ITEM 1.   BUSINESS

(a)  General Development

The Registrant was incorporated under the laws of the State of Delaware in March
1987 succeeding a company established in 1986 as a holding company.

During 1994, the Company generated limited revenues and its activities were limited to raising capital and attempting to commence business operations in a number of different businesses through several proposed acquisitions. As a result of its limited capital, the Company was limited in acquisition possibilities. Although the Company initiated several acquisition agreements, most of these proposed acquisitions were either never effected or were rescinded.

From its inception to December 1993 the Company accumulated a deficit in stockholders' equity in excess of $10,000,000.


(b)  Operations

The Company's activities increased during 1994. The following information describes the Company's activities during 1994 and was derived from Form 8-K's filed by the Company during 1994. The information set forth below is a summary of the Company's activities during 1994 and is not meant to be a complete discussion of the Company's activities during such year.

January 21, 1994. The Company announced its agreement to acquire Jackson
Builders Corp. from Ernest Jackson in exchange for 6,000,000 shares of the
Company's common stock.

March 10, 1994. The agreement with Ernest Jackson became effective on March 3,
1994, and in connection therewith, the Company issued 6,000,000 of its common stock shares to Ernest Jackson. Alfred Arce, Robert Maynard and Gordon Rapozo resigned as directors of the Company and Gerhart W. Walch resigned as chairman of the Board and as CEO. Ernest Jackson and William Dabney were appointed as directors of the Company with Gerhart Walch. Ernest Jackson was appointed as
President and CEO of the Company. David Lauletta was appointed as Controller and Treasurer.

July 6, 1994. Eest Jackson resigned as Chairman and CEO but remained as
President and a director of the Company and as chairman and CEO of Jackson
Builders Corp. The Company continued with the implementation of its new business plan by entering into letters of intent to acquire Reilley Homes, Mecon
Hawaii Limited, TMH and various assets from Ernest Jackson including Honolulu
Roofing, Frame Tech, Sand Island Properties and West Pearl Center. An unaffiliated person agreed to lend $2,000,000 to the Company as of July 6, 1994, secured by a mortgage on a property owned in leasehold by Mr. Jackson and affiliated companies.

By July 1996, $1,500,000 were advanced towards that loan.
However, the check was
issued directly to Mr. Ernest J. Jackson and the funds were used to benefit Mr.
Jackson rather than the Registrant. The loan is also convertible into shares of the Company's common stock at $1.00 / Share.

August 1994.  The Company entered into an Agreement with Ernest
Jackson.
Jackson agreed to transfer 4,000,000 of the 6,000,000 shares issued in March
1994 back to the Company for cancellation. The cancellation was the result of the Company becoming aware of previously undisclosed liabilities of Jackson
Builders Corp., and other financial reporting matters relating to Jackson
Builders operations.

September 1994.  The remaining portion of the loan balance in the amount of
$500,000 were funded and additionally collateralized by
publicly traded stock
owned by Mr. and Mrs. Walch.  The Company entered into an
acquisition agreement
to acquire all of the issued and outstanding stock of TMH
Financial Corporation,
Irvine, California, based real estate financing company.   TMH
had acted as a
consultant to arrange the $2,000,000 loan.

December 8, 1994  The Agreement of Merger entered into by
Jackson and the
Company in January 1994 was rescinded. Jackson agreed to transfer all 6,000,000 shares back to the Company. Jackson agreed to transfer certain properties to the Company and James Shuler in lieu of foreclosure. The Company transferred the shares of Jackson Builders, Inc. back to Ernest Jackson. The August 1994
Purchase Agreement has been terminated at the mutual agreement of the parties and Jackson resigned as a director. The 6,000,000 shares previously issued to
Jackson have been cancelled on their books and records of the Company. Between
February 1994 and September 1994, the Company advanced
$2,400,000 to Ernest J.
Jackson and affiliated entities. Pursuant to the terms of the Rescission
Agreement, Ernest Jackson is obligated to, and agreed to, transfer properties to the Company and James Schuler for repayment of all or a portion of the amounts due and owing. As of May 15, 1996, these properties have not been conveyed to the Company or to Mr. Schuler. The Company intends to commence litigation to obtain repayment of the amount due and owing however, inasmuch as
Mr. Jackson continues to be involved in a bankruptcy proceeding, the Company is unable to determine the outcome of its collection efforts.

(c)  Employees

The Company and its subsidiaries currently employ 4 persons on a full time basis. and 3 persons on a part-time basis. Registrant s principal and administrative office is located at 1088 Bishop Street, Suite 1104, Honolulu,
Hawaii, for which it pays $1,630 per month.  This lease expires
June 15, 1996,
and the Company will relocate to another suitable office location. Currently there is a glut of office space in Honolulu and the Registrantbelieves that it will be able to obtain facilities that are both suitable and adequate for the planned growth of the Company at reasonable terms.

ITEM 2.   PROPERTIES

The operational offices in Belize is located at Belcan Plaza
Building, Belize
City, Belize, Central America. The lease agreement includes an one year option to purchase the building. The option and the lease expires on January 31, 1997.

It is the objective of the Company to acquire the building to meet the office requirements of its growing operations.

In June 1986 the Registrant acquired an equitable interest in 5,010 acres of the
Mayan Salt Creek Estate, located in the northern part of the Belize District in
Belize City, Belize, Central America.  (Belize is the only
English speaking
Country in Central America and a member of the British
Commonwealth).  The
Estate, which has a 300-year history as a working plantation, pursuant to its
Certificate of Title consists of 31,423.45 acres and is located less than ten minutes north of the Belize International Airport in Belize. The Estate has an extensive history spanning over 300 years as a citrus plantation, cattle ranch and forest range. The Estate consist of over 31,000 acres and has approximately
20 miles of Caribbean Sea frontage.

ITEM 3.   LEGAL PROCEEDINGS

At December 31, 1995, the Registrant was a party to several lawsuits as plaintiff or defendant that were incurred and reported previously, none of which individually or in the aggregate is considered material in relation to the
Registrant s financial position or results of operations.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held no meetings of securities holders during 1994.
 A shareholders
meeting is planned in the 3rd Quarter of 1996.

ITEM 4a.  EXECUTIVE OFFICERS OF REGISTRANT.

                                                        Other
Positions
                                               Year     Held
Last
Name                  Age  Title               Elected  Five
Years


Gerhart W. Walch      46   Chairman of the Board 1994
1989-1993
                           President & CEO
Chairman, CEO
                                                       and
Director

1993-1994
                                                       Director


Gail Kitaji, Ph.D.    48   Treasurer and         1995
1989-1994
                           Chief Financial
President & CEO
                           Officer                     GRII
Consulting

Richard
   MacMillan, Esq.    53   Secretary,            1986
1989-1994
                           General Counsel
Practicing Attorney


Ernest C. Hickson     64   Executive Vice        1994
1989-1994
                           President and Director
President & CEO
                                                       TMH
Financial Corp.
                                                       1994

President
                                                       TMH
Capital, Inc.


Dr. Masahiro Tsuchiya 49   Director              1994
1989-1994
                           Chairman Comp. Comm.
President
                                                       Sypex
International Co

1992-1994
                                                       Director

International Meta
                                                       Systems,
Inc.


Dr. William Dabney    64   Director              1994
1989-1994

Principal
                                                       Pacific
State Builders
                                                       Group
                                                       Pacific
States

Franchise Group







PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS


(a)  Market for Common Stock.  The Company's common stock is currently traded
on a very limited basis in the over-the-counter market and
quoted on the NASD's
Electronic Bulletin Board.   The Company's common stock was
previously quoted
on NASDAQ. At such time as the Company meets the entry requirements for NASDAQ again, if ever, it intends to attempt to have its common stock quoted thereon.



Quarter                  1994                1993
                    High     Low            High      Low

1st Quarter         2.75      .0625         Information for
1993
2nd Quarter         2.50      .625
3rd Quarter         2.875     .8125         not available.
4th Quarter         1.90      .3125


(b) Holders. The number of shareholders of record of the Company's common stock as of May 15, 1996, was approximately 450. A substantial number of shares are held in the name of Brokerage houses, therefore the Company believes that the actual number of shareholders is significantly higher.

(c) Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


ITEM 6.   SELECTED FINANCIAL DATA


                                1994       1993

Net Sales                      118,733       0
Net Income (Loss)           (4,393,726)  (957,633)
Net Income (Loss) per Share      (.62)      (.23)
Total Assets                   346,631    134,339
Long term debt                     0         0

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Management's Analysis of Results of Operations

The Registrant exhausted most of its working capital and financial resources in
1994. The financial statements attached hereto and this Management's Discussion and Analysis Section address the Company's 1993 and 1994 Financial Condition and
Results of Operations. Subsequent to December 31, 1993, the Company has attempted to continue to reduce its liabilities, to raise additional capital and to assist Jackson Builders Corporation and TMH Financial Corporation to achieve positive operating results on a consolidated basis. However, both organizations were unable to produce the desired results and these acquisitions were rescinded by mutual agreement. The Jackson Builders Corp. rescission was finalized in December of 1994 and the TMH Financial Corp. rescission was finalized in December of 1995. Interested persons should carefully read the
1993 and 1994 financial statements in total, including the footnotes attached thereto.



Liquidity and Capital Resources

At December 31, 1994, the Company continued to have limited liquid assets.
Total assets were $346,631, total liabilities were $3,786,689 and shareholders equity was a negative $3,440,058. At December 31, 1994, the Company's current assets were $3,074 and its current liabilities were $3,786,689.
 The Company's
liabilities included notes payable to creditors, notes payable to management, payroll taxes, wages, litigation settlement, interest payable, notes to officers and other liabilities. The Company's ability to increase capital is dependent upon its ability to raise cash through the issuance of the Company's securities.

The Company does not anticipate that it will be able to raise any significant cash assets in the foreseeable future. Therefore, the Company's ability to grow will, to a large extent, be dependent upon its ability to effect acquisitions of assets and businesses through the issuance of its securities. It can be expected that assets and businesses available to the Company for acquisition will be high risk ventures which may be start-ups or development stage companies.

The issuance of the Company's securities in connection with acquisition transactions will have the continued effect of diluting the Company's current shareholders in their percentage ownership of the Company. As of December 31,
1994, there were 11,576,759 shares of the Company's common stock issued and outstanding.

There can be no assurance that the Company will continue to operate profitably.

There can be no assurance that the Company will improve its working capital position required to implement the Company's new corporate strategic plan.


Results of Operations

The Company had revenues of $118,733 and no revenues for 1993. During the year ended December 31, 1994, the Company had general and administrative expenses of
$3,872,224 as compared to general and administrative expenses of $907,376 for the year ended December 31, 1993. During 1994 the Company's general and administrative expenses included $2,408,717 bad debt expenses, $331,891 for legal and accounting fees, $596,075 for outside consulting services and a variety of other expenses. For the year ended December 31, 1994, the Company had Other Expenses of $16,468 compared to net Other Expenses of $2,503 for the year ended December 31, 1993.

The Company's net loss for the year ended December 31, 1994 was
$4,393,726
compared to $957,633 for the year ended December 31, 1993.

The Company had an accrued deficit in stockholders' equity of $15,194,636 as of
December 31, 1994 compared to $10,800,910 at December 31, 1993.


Impact of Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 109 regarding accounting for income taxes. The statement requires an asset and liability approach to determining deferred income tax amounts and income tax expense for the period. The Company first applied this statement during the fiscal year ending December 31, 1994. In connection with the adoption of SFAS 109, there was no cumulative impact on the financial statements of the Company and no restatement of financial statements was required.


ITEM 8.     FINANCIAL STATEMENTS

       Index to Financial Statements
Financial Statements

  Independent Accountants' Report
    Year ended December 31, 1994

  Balance Sheets -
     December 31, 1994 and 1993

  Statements of Operations
    Years ended December 31, 1994 and 1993

  Statements of Changes in Stockholders' Equity -
    Years ended December 31, 1994 and 1993

  Statements of Cash Flows -
    Years ended December 31, 1994 and 1993

  Notes to Financial Statements


INDEPENDENT AUDITORS  REPORT ON FINANCIAL STATEMENTS AND
FINANCIAL
STATEMENT SCHEDULE

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of Wall Street
Financial Corporation as at 31st December 1994 and the related consolidated statement of operations and statement of cash flows for the year then ended.
These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.

those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet and related financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company at 31st December 1994 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has incurred recurring losses from operations and has a deficit working capital and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of Wall Street Financial
Corporation as
of 31st December 1993 were audited by other auditors whose report dated 8th June
1994 expressed an unqualified opinion on those statements.



/s/ Mark C. Hulse
Chartered Accountant
4th April 1996


Belize City,
Belize, C.A.





Representative Firm of KPMG
Klynveld Peat Marwick Goerdeler



The notes on pages 16-21 form an integral part of these financial statements.
Wall Street Financial Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS
31st December 1994 and 1993

                                            Notes      1994
   1993
      Assets

Currents Assets
 Cash                                                $3,074
   $292
                                                     ------
   ----
      Total current assets                            3,074
    292
Advances Receivable-Other, less             3
  allowance of $2,777,141 in 1994
  and $377,141 in 1993                                  550
Marketable Equity Securities-at cost        4       127,022
127,022
Plant and Equipment                         5
 Furniture and Fixtures                               2,925
 Equipment                                            6,602
                                                    -------
                                                      9,527
 Less:  accumulated depreciation                        507
                                                    -------
    Plant and equipment-net                           9,020
Shares Held as Collateral                           171,900
Other Assets                                         35,065
  7,025
                                                   --------
- --------
                                                   $346,631
$134,339
                                                   ========
========
























The notes on pages 16-21 form an integral part of these
financial statements.
                                            Notes       1994
     1993
 Liabilities and Shareholders' Equity

Current Liabilities

 Convertible promissory notes payable       6     $2,700,000
 $250,000
 Accounts payable-trade                              174,962
  341,339
 Accounts payable-officers                             6,610
   75,224
 Accrued liabilities
   Salaries and wages
   95,850
   Payroll taxes                            7         79,675
   79,675
   Interest payable-officers                             305
      305
   Interest payable                                  161,237
  100,506
                                                     -------
  -------
                                                     241,217
  276,336
 Other current liabilities
   Litigation settlement                    8        215,000
  265,000
   Other
    6,168
                                                     -------
  -------
                                                     215,000
  271,168
   Total current liabilities                       3,337,789
1,214,067
Notes Payable-Officers                               448,900
  500,000
                                                   ---------
- ---------
   Total liabilities                               3,786,689
1,714,067

Shareholders' Equity
 Common stock-authorized, 25,000,000
  shares of $.01 par value; issued and
  outstanding, 11,576,759 shares in 1994
  and 4,305,408 shares in 1993              9        115,768
   43,054
 Shares issued for no consideration
  (16,467)
 Additional paid-in capital                       12,082,293
9,287,595
 Accumulated deficit                             (15,194,636)
(10,800,910)
                                                 ------------
- ------------
                                                  (2,996,575)
(1,486,728)
 Less:
  Reserve in land contract valuation                 (13,000)
  (13,000)
  Subscription receivable                            (10,000)
  (10,000)
  Stockholder notes receivable             10       (408,483)
  (38,000)
  Employee Stock Ownership Plan
   note receivable                         11
  (20,000)
  Treasury stock                                     (12,000)
  (12,000)
                                                  -----------
- -----------
                                                  (3,440,058)
(1,579,728)
                                                  -----------
- -----------
                                                    $346,631
 $134,339
                                                  ===========
===========








The notes on pages 16-21 form an integral part of these financial statements.
Wall Street Financial Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended 31st December 1994 and 1993


                                                1994
 1993
Revenue
 Interest                                    $76,242
 Other                                        42,491
                                             -------
                                             118,733

Expenses
 Operating expenses                        3,872,224
$907,376
 Interest expense                            176,508
47,754
 Depreciation                                    507
 Other                                        16,468
2,503
                                           ---------
- --------
                                           4,065,707
957,633

Loss from continuing operations            3,946,974
957,633

Discontinued Operations
 Loss on disposition of subsidiaries         446,752
                                         ------------
- ----------
Net loss from operations                 ($4,393,726)
($957,633)
                                         ============
==========

Net loss per share-continuing operation       ($.56)
($.23)
Loss per share discontinued operation          (.06)
                                              ------
- ------
Net loss per share from operation             ($.62)
($.23)
                                              ======
======















The notes on pages 16-21 form an integral part of these financial statements.

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended 31st December 1994 and 1993


                         Other
                                   Common Stock
Add   Common               stkhldr
                                Number                     paid
in  stock  Accumulated   equity
                                of shares       Amount
capital  subscr     deficit   accounts

- ----------------------------------------------------------------
- -
Balance at 1st January 1993       14,989,343   149,893
8,910,629   7,750  (9,843,277) (208,250)

Sale of restricted common stock      635,000     6,350
253,650     0         0          0
Issuance of restricted shares for
  bonuses and other compensation     412,000     4,120
70,040     0         0          0
Issuance of restricted shares for
  litigation settlement              250,000     2,500        0
    (2,500)      0          0
Shares issued for no consideration   896,667     8,967        0
       0         0        (8,967)
Common stock subscription            525,000     5,250        0
    (5,250)      0        90,000
Payment received on stockholder
  note receivable                       0         0           0
       0         0        29,000
Treasury stock                          0         0           0
       0         0       (12,000)
Stock cancelled                     (486,380)   (4,864)
(75,886)    0         0           750
Net loss                                0         0           0
       0      (957,633)     0
Effect of four for one reserve
  stock split                    (12,916,222) (129,162)
129,162     0         0          0

- ----------------------------------------------------------------

Balance at 31st December 1993      4,305,408    43,054
9,287,595     0   (10,800,910) (109,467)

- ----------------------------------------------------------------


Write off of "shares issued,
  no consideration"                     0         0           0
       0         0        16,467
Issuance of restricted shares for
  services rendered
  (acquisition advisory team)      1,900,000    19,000
836,000     0         0          0
Sale of restricted common stock    2,157,340    21,574
1,347,394     0         0          0
Shares returned against Employee
  Stock Ownership Plan note rec      (15,000)     (150)
(19,850)    0         0        20,000
Issuance of restricted shares to
  stockholder on note receivable   1,764,204    17,642
352,841     0         0      (370,483)
Issuance of restricted shares for
  note payable                     1,464,807    14,648
278,313     0         0          0
Net loss                                0         0           0
       0    (4,393,726)     0

- ---------------------------------------------------------------
Balance at 31st December 1994     11,576,759   115,768
12,082,293         (15,194,636) (443,483)

===============================================================










The notes on pages 16-21 form an integral part of these
financial statements.
Wall Street Financial Corporation and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended 31st December 1994 and 1993
                                                        1994
    1993
Cash flows from operating activities:
Net loss from operations                         ($4,393,726)
($957,633)
Items not affecting working capital
  depreciation                                           507
  non cash expenses                                  651,514
  provision for losses on acct receivable
   and other assets                                2,400,000
 319,113
  loss on disposition of subsidiary                  446,752
  stock bonuses and commissions
  74,160
  shares issued-no consideration                      16,467
                                                  -----------
- ----------
                                                    (878,486)
(564,360)
Changes in assets and liabilities:
(Decrease)/increase in accounts payable             (166,377)
 130,330
(Decrease)/increase in accrued salaries-officers     (95,850)
(Decrease) in shareholders advance                   (68,614)
(Decrease) in litigation settlement payable          (50,000)
 (10,000)
(Decrease) in other current liability                 (6,168)
Increase in interest payable                          60,731
  31,850
(Decrease) in interest payable-officers
 (41,869)
Decrease in advance receivable
  14,522
(Decrease) in advance payable-officers
 (49,776)
                                                  -----------
- ----------
Net cash used in operating activities             (1,204,764)
(489,303)
                                                  -----------
- ----------
Cash flows from investing activities:
Purchase of plant and equipment                       (9,527)
Addition to other receivables                           (550)
(319,113)
Addition to other assets                          (2,601,345)
  (7,025)
                                                  -----------
- ----------
Net cash used in investing activities             (2,611,422)
(326,138)
                                                  -----------
- ----------
Cash flows from financing activities:
Proceeds from notes payable                        2,450,000
Proceeds from notes payable-officers
 500,000
Payment of notes payable-officers
 (14,000)
Shares sold                                        1,368,968
Proceeds from sale of restricted common stock
 260,000
Proceeds from stock subscription receivable
  10,000
Proceeds from stockholders' note receivable
  29,000
                                                  -----------
- ----------
Net cash provided by financing activities          3,818,968
 785,000
                                                  -----------
- ----------
Net increase/(decrease) in cash                        2,782
 (30,441)
Cash at beginning of year                                292
  30,733
                                                  -----------
- ----------
Cash at the end of the year                           $3,074
    $292
                                                  ===========
==========
Cash paid during the year for:
Interest                                             115,776
  17,977








The notes on pages 16-21 form an integral part of these financial statements.


Supplemental disclosure of cash flow information:

1994

The Company issued 1,900,000 shares of common stock in connection with a proposed acquisition.

The Company issued 1,764,200 shares on a note receivable.

The Company issued 1,464,807 shares in settlement of a note payable.

The Company accepted 15,000 shares against an Employee Stock
Ownership Plan note
receivable.

The Company wrote off "shares issued, no consideration" of $16,467.


1993

The Company issued 412,000 shares of common stock in lieu of cash bonuses and other compensation. The shares were valued at approximately
$74,000.

The Company issued 250,000 shares of common stock for litigation settlement.

In February 1993, the Company issued 4,000 shares of stock under a stock subscription agreement for no consideration. The shares were valued at $80,000 and were subsequently cancelled in September 1993.

During 1993, the Company issued approximately 896,667 shares of common stock in connection with a propose acquisition.

In 1993, the Company purchased $125,000 of marketable equity securities through advances payable to an officer.

On November 24, 1993, the Company's Board of Directors authorized a reverse stock split of four (4) shares of common stock for one (1) new share of common stock.

In lieu of cash payments on a receivable balance, the Company received 60,000 shares of its common stock. The shares were valued at $12,000.





The notes on pages 16-21 form an integral part of these financial statements.
Wall Street Financial Corporation and Subsidiary
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31st December 1994 and 1993


1.   STATUS

The Company was incorporated in 1986 and reincorporated under the laws of the
State of Delaware in 1987. The Company and its previously wholly-owned
California-based subsidiaries, Wall Street Financial Centers,
Inc., TRAC
Systems, Inc. and Bankers Financial Network, Inc., collectively known as WSF
Bankers Financial Network, developed a franchise system whereby member banks would be supported by various financial products and services.

During the second quarter of 1991, the management team of the subsidiary, without approval of the Company, took control of all assets of WSF Bankers
Financial Network and started operations in direct competition with the
Company's subsidiaries. The Company, unable to raise additional capital, was forced to cease its operations of the WSF Bankers Financial Network, assumed certain liabilities which were guaranteed by the Company, and delisted its shares from NASDAQ.

In 1992, the Company filed a claim for consequential damages and recovery of all assets. In February 1994, the Company and defendants entered into a Mutual
Release and Settlement Agreement which released and forever discharged each party from all claims for relief.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements includes only the accounts of Wall Street
Financial Corp. (the Company).

3.   ADVANCES RECEIVABLE

Advances receivable at 31st December 1994 consists of advances to Ernest Jackson and Jackson's companies for operating purposes in 1994 for $2,400,000. The amount is considered doubtful and is provided for.

4.   MARKETABLE EQUITY SECURITIES

Marketable equity securities are carried at cost unless there is a permanent impairment in value, at which time the securities are valued at market.

Financial Accounting Standards No. 115, "Accounting for Certain
Investments in
Debt and Equity Securities" (SFAS 115), is effective for fiscal years beginning after 15th December 1993 and addresses the accounting and reporting for investment in equity securities having readily determinable fair values and all investment in debt securities. SFAS 115 requires such investment to be classified into three categories: securities held to maturity, trading account securities or securities available for sale.

The Company plans to adopt SFAS 115. Investments with a book value of $125,000 shall be reported as securities available for sale at a fair value of $206,000 and no securities shall be reported as trading account securities. The unrealized holding gain, net of tax effect, of approximately $50,000 for securities classified as available-for-sale shall be reported as an adjustment in a separate component of shareholders' equity.




5.   PLANT AND EQUIPMENT

Plant and equipment are recorded at cost. Renewals and major improvements are capitalised; minor replacements, repairs and maintenance are expended when incurred.

Depreciation is calculated on the historical cost using the straight line method based on plant and equipment estimated useful lives. The following are the depreciation rates:

              Furniture and fixtures     20%
              Equipment                  20%

6.   CONVERTIBLE PROMISSORY NOTES PAYABLE                1994
    1993

Convertible promissory notes  payable
consist of the following:

NISSIM TSE - principal                                150,000
 150,000
Unsecured:  12.75% note issued 31/10/90.
Due dated 31/10/93.  The Company has
obtained oral extension for this note.

Benjamin Ynson / Phesco - principal                   100,000
 100,000
Unsecured:  12.75% note issued 31/10/90.
Due dated 31/10/93.  The Company has
obtained oral extension for this note.

Notes relating to Jackson Builders Corporation/
Ernest J. Jackson:  notes executed by Ernest J.
Jackson while chairman but not properly authorized
by the board.  The Company holds Ernest J. Jackson
personally liable while recognizing the potential
liability.                                          2,450,000
                                                   ----------
- --------
                                                   $2,700,000
$250,000
                                                   ==========
========

7.   PAYROLL TAXES

Effective 1st January 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" (SFAS
109) which requires a change from the deferred method to the asset and liability method of accounting for income taxes.

As of 31st December 1994, the Company has estimated accumulated net operating losses of approximately $10,800,000. The Company is preparing its federal income tax returns for filing from 1990 through 1994. These losses can be carried forward and applied against future income of the Company for federal and state income tax purposes. The net operating losses will expire on various dates through 2009. The Company's income tax returns which are not closed for examination by statutes have not been examined by the taxing authorities.

8.   LITIGATION

In December 1991, the Company was found liable for damages in a lawsuit brought by a former landlord of its wholly-owned subsidiary, of which the Company served as guarantor to the lease agreement. In subsequent negotiations with the former landlord, a settlement agreement was reached in June 1993, whereby the Company would provide monetary relief in the amount of $250,000 to be paid in installments over a three-year period, beginning in September 1993 and also issue 250,000 shares of restricted common stock valued at $.20 per share.


On 12th February 1994, a convertible promissory note was executed, which reduced the monetary settlement from $250,000 to $100,000, payable in installments of
$15,000 due 15th March 1994 and $85,000 due on or before 15th August 1994. The cost of the settlement amounted to approximately $150,000 and was provided for in 1991. The note extended to 30th September 1994 under the same terms and conditions and was settled at 21st September 1994.

In July 1991, the Company reached a settlement agreement with a computer vendor for non-payment of services. The agreement totaled approximately $100,000, payable in 1993. As of 31st December 1993, the entire settlement payable is outstanding. The Company is in the process of renegotiating the settlement.
The settlement cost was provided for in 1991.

In May 1994, a claim was filed against the Company for money damages in the amount of approximately $87,900 arising out of Pacific Wave Technology's failure to pay for computer equipment. Plaintiff alleges that the Company had guaranteed such payments. The outcome of this proceeding and its effect, if any, cannot be determined at this time and thus no provision for any liability has been made in the financial statements.

The company is a party to several other claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.

9.   STOCKHOLDERS' EQUITY

On 24th November 1993, the Company's Board of Directors authorized a reverse stock split of four (4) shares of common stock for one (1) new share of common stock, effected for shareholders of record as of 13th December 1993. The total outstanding shares at 31st December 1993 was reduced from 17,221,630 to
4,305,408 shares in connection with the reverse split. A total of $129,162 was reclassified to the Company's additional paid-in capital account from the
Company's common stock account.

Of the 11,576,759 outstanding shares of Common Stock as of 31st December 1994, approximately 7,000,000 shares are restricted as to resale. These shares may not be traded publicly or otherwise transferred except as permitted under various exemptions contained in the Securities Exchange Act, or upon satisfaction of the registration and prospectus delivery requirements of the
Securities Exchange Act.

10.   STOCKHOLDER NOTES RECEIVABLE

In December 1992, the Company issued to a stockholder 500,000 shares of stock for $33,000 cash and a note receivable of $67,000 payable in two installments, with the final installment due on 1st March 1993. As of 31st December 1994,
$38,000 is still outstanding. An additional note for $370,483 is included in this account during 1994. As of 31st December 1994 the accumulated total is
$408,483.

11.   EMPLOYEE STOCK OWNERSHIP PLAN

In 1989, the Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees of the Company and its subsidiaries who meet minimum length of service requirements. The ESOP purchased 600,000 shares of the Company's common stock with a promissory note for $1,380,000 at an 8%
annual rate, payable to the Company over seven years in increasing annual principal and interest installments beginning October 1992. Contributions to the ESOP may be in the form of cash or Common Stock of the Company. The amount of the annual contribution is subject to the discretion of the Board of
Directors, except that the minimum amount must be sufficient to enable the ESOP to meet its current financial obligations. No contributions were made to the
ESOP.

In November 1992, the Board of Directors agreed to cancel the promissory note in consideration for the disposition of the 600,000 shares held by the ESOP with the payment of proceeds to the Company or to transfer the shares back to the
Company.

On 17th November 1992, the ESOP sold 500,000 ESOP shares for
$100,000, less
commission of $1,510. Of this amount, approximately $98,250 was disbursed to the Company. As of 31st December 1992, the remaining 100,000 shares were held by a brokerage firm. The Company has provided an allowance for $1,260,000 of the promissory note and waived any interest accrued.  The
$1,260,000 has been
reflected as an expense in 1992.

During the third quarter of 1993, 40,000 shares were transferred as payment for financial and consulting services rendered. As of 31st
December 1993, 60,000
shares remain outstanding.

Effective 31st July 1994, the ESOP was formally terminated.
The Company has had
outside legal counsel review the ESOP and related documents for the possibility of contingent liabilities to former or present employees and potential liability for ERISA, Department of Labor (DOL) and Internal Revenue Service (IRS) requirements. Based on the results of the findings, counsel and management believe the Company does have contingent liabilities to its former and present employees who qualified for participation in the ESOP.
However, the three
principal participants have waived any rights they may have under the ESOP. The
Company also has potential liability for violations of ERISA, DOL and IRS requirements; however, the contingent liability is not determinable at this time, and resolution of any liabilities could not be achieved without significant expense to the Company.

12.   NET LOSS PER SHARE

Net loss per share is based on weighted average number of shares outstanding of
7,117,186 for 1994 and 4,190,334 for 1993.

Report of the Auditor on Supplementary Information

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARY

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of Wall Street Financial Corporation and
Subsidiary as of and for the year ended 31st December 1994, which is the preceding section of this report. The supplementary information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The supplementary information of Wall Street Financial
Corporation and
Subsidiary as of 31st December 1993 was audited by other auditors whose report dated 8th June 1994 expressed an unqualified opinion on these statements.



/s/ Mark C. Hulse
Chartered Accountant
4th April 1996


Belize City
Belize, C.A.













Representative Firm of KPMG
Klynveld Peat Marwick Goerdeler
Wall Street Financial Corporation and Subsidiary
OPERATING EXPENSES
Years ended 31st December 1994 and 1993


                                                 1994
1993

Parking                                          $376
Salaries, wages and compensation              417,520
Auto                                            2,029
Employee benefits                                 372
Employee parking                                2,125
Rent                                           14,138
$23,248
Utilities                                      10,598
11,105
Bank charges                                      464
Delivery and postage                            1,702
5,869
Equipment maintenance                           1,336
Insurance                                       1,346
Licenses and fees                                 870
4,120
Office expenses                                (3,133)
Office supplies                                 3,553
6,989
Printing                                        2,428
14,243
Repairs and maintenance                           302
Reprography                                       838
Accounting                                     90,198
114,501
Legal                                         241,693
156,455
Outside services                              660,393
210,474
Other professional services                   (64,318)
Meals and entertainment                         3,181
5,690
Travel and transportation                      21,138
33,209
Advertising and promotion                      10,156
Public relations                               41,593
Dues, subscriptions and membership                141
Other operating expenses                        2,468
2,360
Bad debt                                    2,408,717
319,113
                                           ----------
- --------
                                           $3,872,224
$907,376
                                           ==========
========


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

On September 1994, the Company's Board of Directors appointed the firm of KPMG
Peat Marwick, Belize Office as the Company's independent certifying accountant due to the Company s focus on utilization of its Belize assets.
 The Company's
previous accountant was the firm of Grant Thornton LLP and the Company anticipates to continue to utilize the services of Grant Thornton LLP for other accounting matters and/or consulting services. Additional information about the appointment of KPMG Peat Marwick, Belize Office as the Company's certifying accountants, is as follows:

A.  The date of such appointment of KPMG Peat Marwick, Belize
Office as the
Company's independent certifying accountant was in September
1995.

B. There have been no disagreements with the previous accountant of the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

C. The accountants' reports on the financial statements of the Company for the last two years in which audits were prepared did not contain adverse opinions or disclaimer of opinions nor were such reports qualified as to audit scope or accounting principles.

D. The decision to change accountants was recommended by the Company's Board of Directors. William Dabney, Esq., served as the Chairman of the Audit
Committee at the time KPMG Peat Marwick, Belize Office was appointed the
Company's independent certifying accountant.



PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. Identification of Directors and Executive Officers. The current directors of the Registrant who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Gerhart W. Walch:  46, Chairman of the Board, President and
Chief Executive
Officer of WSF 10/94-Present. Mr. Walch is a co-founder of WSF and has served as a director or as an officer since its inception in 1987. He is the Chairman of the Board of Compradore Limited, d.b.a. Mayan Salt Creek Estate. Mr. Walch is also the International Managing Director of the Stockbrokers Society.

Ernest C. Hickson:  64, Mr. Hickson has been Executive
Vice-President and
director of the Company, 10/94 - Present. He is also the President of TMH
Capital, Inc., a subsidiary of the Company, 9/94 - Present; and
CEO of TMH
Financial Corporation and its subsidiaries, 1982 - Present.

Dr. Masahiro Tsuchiya: 49, Dr. Tsuchiya has been a director and Chairman of the
Compensation Committee and Director of MIS of the Company, 10/94 - Present. He is the President of Sypex International Company, 1985 - Present. He serves on the Board of Directors of International Meta Systems, Inc., 1992 - Present.

William D. Dabney: 64, Mr. Dabney has been a director of the Company, 3/94 -
Present.  Mr. Dabney has been principal of Pacific State
Builders Group and
Pacific States Franchise Group, 1971 - Present.

Richard G. MacMillan, Esq.:  53, Mr. MacMillan has been the
Secretary of the
Company, 1986 - Present.

Gail Kitaji, Ph.D.: 48, Dr. Kitaji is Principal Financial Officer and Treasurer of the Company, 5/95 - Present. Dr. Kitaji is President and CEO of GRII \, 8/89
- - Present; Operations Planning Manager (Financial) for the
Lanai Company 9/91
- - 9/93; VP-Finance and Controller of Alaska General Alarm,
Inc., 1987 - 1989.

B.  Significant Employees.  None.

C.  Family Relationships.  None.

D. Other: Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

E.  Compliance with Section 16(a).  None.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the
Company for services rendered during the last three years to the Company's Chief
Executive Officer and to the Company's most highly compensated executive officers other than the CEO whose annual salary and bonuses exceeded $100,000:



                          SUMMARY COMPENSATION TABLE

                                                           Long
Term Compensation

- ---------------------------------
                           Annual Compensation
Awards             Payouts
                           ------------------------
- ----------------------  ---------
(a)                  (b)     (c)     (d)     (e)        (f)
     (g)        (h)        (i)
                                            Other
Name                                        Annual   Restricted

and                                         Compen-  Stock
              LTIP      All Other
Principal                  Salary   Bonus   sation   Award(s)
   Options/   Payouts   Compensa-
Position            Year     ($)     ($)      ($)      ($)
   SARs  (#)    ($)     tion  ($)
Gerhart Walch       1994     $-0-   $-0-      $-0-   $12,500
<F1>   $-0-       $-0-      $-0-
 President, CEO     1993     $-0-   $-0-      $-0-   $30,000
<F2>   $-0-       $-0-      $-0-
 Chairman           1992     $-0-   $-0-      $-0-   $12,500
<F3>   $-0-       $-0-      $-0-
                    1991


<F1>
(1) In 1994, the Company awarded Mr. Walch 50,000 shares of common stock for services rendered. On the day of the grant, the closing market price was $.25. Therefore, for purposes of the Summary
Compensation Table the dollar value of such restricted stock award was $12,500.
<F2>
(2) In 1993, the Company awarded Mr. Walch 200,000 shares of common stock for services rendered.
On the date of grant, the closing market price was $.15. Therefore, for purposes of the Summary
Compensation Table the dollar value of such restricted stock award was $30,000.
<F3>
(3) In 1992, the Company awarded Mr. Walch 100,000 shares of common stock for services rendered.
On the date of grant,, the closing market price was $.18. Therefore, for purposes of the Summary
Compensation Table the dollar value of such restricted stock award was $18,000.

No options, stock appreciation rights or long-terms incentive plan awards were issued or granted to the Company's management during the fiscal year ending
December 31, 1995, 1994, 1993  or 1992.  As of December 31,
1995, the Company's
management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

Compensation of Directors

The Company's non-employee directors are not compensated for Board meetings attended.

Previous Compensation

In 1989, the Company adopted an Employee Stock Option Plan
("ESOP") master Stock
Bonus Plan and a Stock Option Plan. All of such plans have been terminated by the Company. No shares were issued pursuant to the stock bonus plan nor options granted pursuant to the Stock Option Plan for the year ended December 31, 1991,
1992, 1993, 1994 and 1995.

In 1989, the Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees of the Company and its subsidiaries who meet minimum length of service requirements. The ESOP purchased 600,000 shares of the Company's common stock with a promissory note for $1,380,000 at an 8%
annual rate, payable to the Company over seven years in increasing annual principal and interest installments beginning October 1992. Contributions to the ESOP could be made in the form of cash or Common Stock of the Company. The amount of the annual contribution was subject to the discretion of the Board of
Directors, except that the minimum amount must be sufficient to enable the ESOP to meet its current financial obligations. No contributions were made to the
ESOP.

In November 1992, the Board of Directors agreed to cancel the promissory note in consideration for the disposition of the 600,000 shares held by the ESOP with the payment of proceeds to the Company or to transfer the shares back to the
Company.

On November 17, 1992, the ESOP sold 500,000 ESOP shares for
$100,000, less
commission of $1,510. Of this amount, approximately $98,250 was disbursed to the Company.

During the third quarter of 1993, 40,000 shares were transferred as payment for financial and consulting services rendered. As of December 31, 1993, 60,000 shares remain outstanding.

Effective July 31, 1994, the ESOP was formally terminated. The Company has had outside legal counsel review the ESOP and related documents for the possibility of contingent liabilities to former or present employees and potential liability for ERISA, Department of Labor (DOL) and Internal Revenue Service (IRS) requirements. Based on the results of the findings, counsel and management believe the Company does have contingent liabilities to its former and present employees who qualified for participation in the ESOP.
However, the three
principal participants have waived any rights they may have under the ESOP. The
Company also has potential liability for violations of ERISA, DOL and IRS requirements; however, the contingent liability is not determinable at this time, and resolution of any liabilities could not be achieved without significant expense to the company.

In April 1990, the Company entered into an Employment Agreement with Gerhart W.
Walch. The agreement was for a term of five years. The Agreement provided for a base salary of $12,850 per month. Mr. Walch was paid no cash salary in 1993 and 1994 although he devoted substantially all of his efforts to the Company.
In 1993 and 1994, Mr. Walch was issued a total of 200,000 shares of the Company s common stock as payment for services rendered.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners.  The
following table sets
forth information regarding shares of the Company's common
stock beneficially
owned as of December 31, 1994 by: (1) each officer and director of the Company;
(ii) all officers and directors as a group; and (iii) each
person known by the
Company to beneficially own 5 percent or more of the
outstanding shares of the
Company's common stock.

                                    Number of
                                     Shares
           Name                     Owned (1)
Percent

       Gerhart Walch (1)(2)          4,205,729             36.3%
       1088 Bishop Street
       Suite 1104
       Honolulu, HI 96813

       Ernest C. Hickson (1)(3)         12,000               .1%
       6 Hutton Centre Drive
       Suite 950
       Santa Ana, CA

       Dr. Masahiro Tsuchiya (1)(4)    100,000               .9%
       1585 Kaminaka Drive
       Honolulu, HI 96816

       Dr. William Dabney (1)(5)       103,500
 .9%
       1050 Windsor Ave.
       Piedmont, CA 94610

       Gail Kitaji, Ph.D. (1)           53,000
 .5%
       1325 Wilder Ave, 21 Makai
       Honolulu, HI 96822

       Richard MacMillan, Esq. (1)      83,750
 .7%
       7016 Kamilo Street
       Honolulu, HI 96820

       All Officers and Directors    4,555,979
39.4%
       as a Group (6 persons)

       Total Shares Issued and      11,576,759
100.0%
       Outstanding


(1) These individuals are the officers and directors of the Company.

(2) Mr. Walch is the CEO and director of the Company. All shares indicated are owned by the Gerhart Walch and Nancy Atmospera-Walch Revocable
Living Trust.

(3) Mr. Hickson was a director of the Company. He resigned at the effective date of the rescission between TMH Financial Corporation and the Company in
November 1995.

(4) Mr. Tsuchiya was a director of the Company. He resigned on March 12, 1995.

(5)  Dr. William Dabney was a director of the Company.  Dr.
Dabney is the owner
of 53,500 of these shares. The remaining 50,000 shares are owned by a partnership in which Dr. Dabney is a partner. He resigned on September 23,
1995.



(b)  Security Ownership of Management.  See Item 12(a) above.

(c) Changes in Control. No changes in control of the Registrant are currently contemplated. The Registrant is seeking mergers or acquisitions, which, when consummated, will result in a change of control of the management of the
Registrant as well as a change in the voting control of the outstanding securities of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In May 1990, Gerhart W. Walch loaned the Company $277,000 at
12.75% interest.

In 1992, the note was exchanged for (375,000 post-split) shares of the Company's common stock.

On June 16, 1993, Gerhart W. Walch loaned the Company $500,000.
 The note was
secured by marketable securities owned by the Company. In April 1994, this note was converted into 500,000 shares of the Company's common stock. Mr. Walch had borrowed the $500,000 from a private source and the 500,000 shares were transferred to this person.

In February 1994, the Company acquired Jackson Builders
Corporation from Ernest
Jackson in exchange for 6,000,000 shares of the Company's common stock.
Additionally, the Company issued 1,900,000 shares to certain consultants involved in the transaction, none of which were affiliates of the Company. The
Company also agreed to issue 500,000 shares of its common stock to Gerhart W.
Walch for services rendered in connection with the acquisition and in consideration of Mr. Walch canceling an option to purchase 1,000,000 shares of the Company's common stock. These shares have not been issued as of the date hereof.

During 1993 and 1992, the Company issued a total of 719,388 shares to officers, directors, employees and others in lieu of cash compensation and to satisfy obligations under commission contracts. These shares were issued to the following.

                                Number                   Year
       Name                     of Shares               Issued

       Gerhart W. Walch          445,555                 1992
       Gordon E. Rapozo          158,333                 1992
       Alfred Arce                25,000                 1992
       Robert F. Maynard          25,000                 1992
       Richard MacMillian         12,500                 1992
       Lawrence Clapp             50,000                 1993
       Diane McHenry               3,000                 1993

In 1994, the Company issued a total of 165,000 shares to officers, directors, employees and others in lieu of, or in addition to, cash compensation. These shares were issued to the following:

                                Number                   Year
       Name                     of Shares               Issued

       William D. Dabney         50,000                  1994
       Richard MacMillan         65,000                  1994
       Gail Kitaji               25,000                  1994
       William Bousema           25,000                  1994

On September 30, 1994, the Company acquired TMH Financial Corporation ("TMHF") from the Hickson Family Trust for 1,000,000 shares of the Company's common stock. The acquisition agreement further provided that the purchase price is subject to adjustment based upon the financial performance of TMHF s subsidiary,
TMH Home Mortgage Company ("TMHM").  The Company will issue the
Hickson Family
Trust 200 additional shares of its common stock for every $1,000 that the TMH s earnings before interest taxes, depreciation and amortization ("EBITDA") exceeds $227,000 for the year ended December 31, 1995. Furthermore, the Hickson
Family Trust will retain 200 shares of the Company s common stock to the Company for every $1,000 that EBITDA is less than $227,000.

On March 10, 1994 Gerhart W. Walch, an officer and director of the Company, converted a $500,000 promissory note into 500,000 shares of the Company's common stock.


Parents of Company

The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see
Item 4.

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  No Exhibits are filed with this Report.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of its fiscal year and the first quarter of 1990 through
December 31, 1994.

January 21, 1994. The Company announced its agreement to acquire Jackson
Builders Corp. from Ernest Jackson.

March 10, 1994. The Company announced that the agreement with Jackson became effective on March 3, 1994. The Company also announced the resignation of Messrs
Arce, Maynard and Rapozo as directors and the appointment of Ernest Jackson and
William Dabney as directors. Gerhart W. Walch resigned as the Chairman,
President and Chief Executive Officer, but remained a director of the Company to represent the interests of the public shareholders until such time as the transition is successfully completed.

July 6, 1994. The Board of Directors encountered serious misrepresentations made by Ernest J. Jackson. Based on these misrepresentations, Ernest Jackson resigned as Chairman and CEO of the Company but remained as a director. The
Company also announced that Gordon Tippell was appointed as interim CEO and
Chairman. The Company announced that it had entered into letters of intent to acquire Reilley Homes, Mecon Hawaii Limited, TMH and various assets from Ernest
Jackson including Honolulu Roofing, Frame Tech, Sand Island
Properties and West
Pearl Center. The Company announced that a third party had agreed to lend
$2,000,000 to the Company.  As of July 6, 1994, $1,500,000 had
been loaned.  The
loan is convertible into shares of the Company's common stock.

September 8, 1994. The Company announced that it had entered into an Agreement with Ernest Jackson. Jackson agreed to transfer 4,000,000 of the 6,000,000 shares issued in March 1994 back to the Company for cancellation. The Purchase
Agreement related to the assets described in the July 6, 1994
Form 8-K.  The
Company also announced that Mr. Reilly and Tippell who were described as officers and directors in the July 6, 1994, 8-K have not in fact become officers and directors as their appointment was subject to the closing of certain acquisitions.

December 8, 1994 Form 8-K. The Company announced that the Agreement of Merger entered into by Jackson and the Company in January 1994 had been rescinded.
Jackson agreed to transfer all 6,000,000 shares back that had been issued in the
Merger. Jackson agreed to transfer certain properties to the Company and James
Shuler in lieu of foreclosure. The Company transferred the shares of Jackson
Builders, Inc. to Ernest Jackson. The August 12, 1994 Purchase Agreement has been terminated at the mutual agreement of the parties.
Jackson resigned as a
director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALL STREET FINANCIAL CORPORATION


By /s/ Gerhart W. Walch                               Dated:
May 25, 1996
    Gerhart W. Walch
    Chairman, President and
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature               Title                          Date

/s/ Gerhart W. Walch        President/CEO                  May
25, 1996
Gerhart W. Walch            and Director
                            (Principal Executive Officer)

/s/ Gail Kitaji, Ph.D.      Treasurer                      May
25, 1996
Gail Kitaji, Ph.D.          and Chief Financial Officer
                            (Principal Financial Officer)

/s/ Antoine Y. Gedeon       Sr. Vice President             May
25, 1996
Antoine Y. Gedeon              and Director


/s/ Deni Leonard            Director                       May
25, 1996
Deni Leonard                Chairman
                            Compensation Committee

/s/ Michael Singh           Subsidiary President           May
25, 1996
Michael Singh               and Director


/s/ Gordon E. Rapozo        Director                       May
25, 1996
Gordon E. Rapozo            Chairman Audit Committee