Form 10KSB
period 1995-12-31
WALL STREET FINANCIAL CORP /DE/
filed 1996-06-26
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE
                   SECURITIES AND EXCHANGE ACT OF 1934
             For the fiscal year ended December  31, 1995
                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE
                   SECURITIES AND EXCHANGE ACT OF 1934
                      Commission file number 0-17117

                    WALL STREET FINANCIAL CORPORATION
    (Exact name of Small Business Issuer as specified in its charter)

     Delaware                                       99-024086
     (State or other jurisdiction of                (I.R.S.
employer
     incorporation or organization)
identification  No.)

     1088 Bishop Street, Suite 1104, Honolulu, HI, USA
96813
     (Address of principal executive offices)              (Zip
Code)

Registrant's telephone number, including area code:  (808)
526-3999
________________________________________________________________
____________
Securities registered pursuant to Section 12(g) of the Exchange
Act:


Title of each class           Name of each exchange on which
registered
$.01 Par Value Par Common Shares             NASD Bulletin
Board -  WSFI
________________________________________________________________
_____________

Indicate by check mark whether the Registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during
the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing
requirements for the past 90 days.  Yes X    No___

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [  ]

State the aggregate market value of the voting stock held by non-affiliates as of December 31, 1995. The aggregate market value was computed by using the closing price on the NASD Bulletin Board on December 31, 1995 of $.25 per share.


Common Shares, Par Value $0.01 Per Share
$3,361,689.75

Indicate the number of shares outstanding of each of the Registrant s classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of May
15, 1996
Common Shares $0.01 Par Value                     13,446,759









PART I.

ITEM 1.   BUSINESS

(a)  General Development

The Registrant was incorporated under the laws of the State of Delaware in March
1987, succeeding a company established in 1986 as a holding company. During
1995 significant changes occurred in the manner of conducting the Registrant's business.

WSF Trust Corporation of Belize, Ltd., a wholly owned subsidiary of Registrant.
With the establishment of WSF Trust Corporation of Belize, Ltd., (hereinafter referred to as the Trust Company ), and the appointment of the Trust Company as the sole trustee and asset manager of one of the largest private Estates in
Belize, the Registrant assumed an active and vital role in the economic development of the Country of Belize. The Trust Company s main objective is to implement a Plantation Revitalization Plan that includes agriculture, forestry and aquaculture projects in areas so designated and to prepare and implement a

Master Development Plan for a mixed use, world class eco-resort destination, utilizing the plantation operations as ecological attractions and the many Mayan sites on the Estate as cultural attractions. To implement these plans and to achieve these objectives, the Trust Company has and will make investments in synergistic companies and/or enter into joint ventures with qualified strategic partners, more fully described in (b) Operations.

Wall Street Internet Corporation, a wholly owned subsidiary of Registrant. This company is Registrant s only U.S. based operation and will serve as communications and marketing tool for Registrant s operations.


(b)  Operations

The Registrant s activities increased significantly during 1995, all focused on utilizing its only real asset, an unencumbered, equitable interest in 5,010 acres of the Salt Creek Estate in the Country of Belize. The information set forth below is a summary of the Company s activities during 1995 and is not meant to be a complete discussion of the Company s activities during such year.

Initially, Registrant engaged various consultants to evaluate the highest and best use and development potential for the Salt Creek Estate and proceeded to accumulate specific information concerning the natural resources of the estate and of the country of Belize during several site inspection visits by officers and directors of the Company. The studies included a review of all industries, economic trends, business practices, investment codes, fiscal incentives laws and taxation policies of Belize. The combined efforts resulted in the preparation of a trust and asset management proposal for the entire Estate. The
Estate has an extensive history spanning over 300 years as a citrus plantation, cattle ranch and forest range. The proposal, which was subject to the formation of a Trust Company, was accepted by the owners of the Salt Creek Estate.

The Company   anticipates the ability to  re-vitalize these
operations and to
achieve the highest and best utilization of the property via the transfer of technology in agriculture, aquaculture, resort destination development, tourism and shipping industries as successfully developed in the State of Hawaii to newly established subsidiary operations in Belize.







WSF Trust Corporation of Belize Limited.   By order of the
Attorney General of
the Country of Belize, WSF Trust Corporation of Belize Ltd., a wholly owned subsidiary of Registrant, was declared a full service trust corporation pursuant to the Trust Corporation Act of the Laws of Belize.
Immediately thereafter,
WSF Trust Corporation of Belize, Ltd., (hereinafter referred to as the Trust
Company), was appointed the sole trustee and asset manager of the Salt Creek
Estate , one of Belize s largest, private Estates. One of the first acts as the
Trustee and Asset Manager was to change the estate's name to Mayan Salt Creek
Estate  to reflect Belize s rich Mayan heritage.

The Mayan Salt Creek Estate. The Estate is located approximately six miles north of the Belize International Airport in the Belize City District, Belize,
Central America. The Estate,  pursuant to its Certificate of
Title consists of
31,423.45 acres, free and clear of any encumbrances. According to a current
Assessment, the Estate is a diverse property containing savannah, bush (forest), pine ridge and open water. High bush - land holding dense broadleaf forest cover and tree species of commercial value - occupies approx. 14,576 acres
(5,901 hectares). This is equivalent to about 37% of the total Estate land base. The Estate operated 23 cattle pastures that were connected by a fresh water system and thousands of acres of agricultural areas that were utilized for specific crops. The Estate has fresh water wells throughout the Estate
(between 20 feet and 40 feet deep), and according to local sources, there is no shortage of fresh and drinkable water. Certain utilities are available from
Government services. For example, along the entire length of the Estate runs the National Water System and the National Electrical System. The National
Water System will supplement the fresh water wells and fresh water rivers, and the National Electrical System can be accessed as needed. The Estate features rivers, ponds, small lakes and four mid-size and one very large lagoon, connected with natural or man-made rivers and with access to the Caribbean Sea.
The Estate s archeological and historical value is significant due to its Mayan ruins and settlement sites. The Estate has miles of Caribbean Seafront and is bordered inland by the old North American Highway and, over the entire length, has many access roads into the Estate. However, the Estate has been idle (not utilized for productive purposes) for well over 30 years.

The Assessment of the Resources on the Estate. The Company invited an international trading company to prepare an Assessment of the Forest Resources on the Estate. The Assessment concluded that the Estate s high bush land is occupied with an estimated 60,000 mature and merchantable #1 and #2 grade
Honduras Mahogany trees and over 240,000 other mature and merchantable hardwood trees. The more mature Honduras Mahogany trees, located in the center of the
Estate, are estimated to be between 40-50 years old with diameters between 23-36 inches and a clear bole of 30-50 feet. There is a commercial stocking density of approximately 49 trees per hectare in this part of the timber range. Younger
Honduras Mahogany trees, between 10-25 years in age, are located around the forest center. These trees have diameters of 12-24 inches, a clear bole of
18-24 feet and have a commercial stocking density of 60 trees per hectare in this portion of the range. (One hectare = 2.47 acres). The entire length of the Estate is bordered inland by the North American Highway, with established access roads (1 to 7 miles) throughout the Estate.

The Timber Resources. On December 21, 1995, the Registrant acquired these timber resources from the Estate for One Hundred Thirty Four Million Five
Hundred Thousand U.S. Dollars. The Company prepared a Request for Proposal and invited qualified companies to bid on several projects:: a) An Agriculture
& Aquaculture Joint Venture; b) A Forestry Management Joint
Venture;  c)
Development of an Eco-Resort with 4-6 Lodges of 50-100 Rooms and one first class
250 Room resort hotel.

The Joint Venture Partner. The Company will form Joint Ventures in Belize for the Revitalization of the Estate (hereinafter referred to as the Plantation
Revitalization Program ), including the implementation of a Timber Project on the Estate and in other timber ranges in Belize and the Central American
Region. The Timber Project on the Estate is to include the implementation of a sustainable and ecologically sound Forestry Management Program, re-planting the timber resources and also clearing specific portions of the land for agriculture and other purposes as specified by the Estate s Master Plan. The timber processing plant will be located on 50 acres near Potts Creek Road. The transportation of timber to the processing plant on the Estate and of processed timber products to the Shipping Port are very convenient, as the Estate is bordered inland by the old North American Highway.

Conversion of Equitable Title into Equity and Control. On December 31, 1995, the Company and the Estate agreed to convert the equitable title of 5,010 acres of the Estate into 23.6% or 23,620 shares, fully paid and non-assessable of
Compradore Limited, (hereinafter referred to as "the Estate").
Gerhart W.
Walch, the Chairman and President of the Registrant was also named the
Chairman, President, Chief Executive Officer and a Trustee of the Estate.

Belize Transportation Agencies, Ltd., d.b.a. Mayan Lines, a wholly owned subsidiary of the Company. Mayan Lines is a Shipping Agency and the first
Belizean Shipping Company. The Line initially offers service that replaces the route abandoned by Tropical Shipping of Miami and it anticipates gaining a fifty percent (50%) market share in Belize. Mayan Lines is expected to move a total of approximately one hundred 20-foot containers per week between Port
Everglades, Florida and Belize City, Belize with onward connection to Puerto
Cortez, Honduras. In the near future, the company plans to offer connecting services from the Far East and Europe. With Mayan Lines, WSF has positioned itself as a major player in the shipping and transportation industry in Belize.
Mayan Lines plans to increase its revenues and net income by purchasing and/or leasing its own vessels, containers and inland transportation and by improving its warehouse arrangements in Port Everglades, Florida.

Mayan Resorts Development Co., Ltd., a wholly owned subsidiary of the Company.
Mayan Resorts plans to develop a world class mixed use major eco-resort destination on the 31,423.45 acre site, that will not only cater to tourism related facilities, but be equally inviting to commercial, agricultural, governmental, educational, sport and cultural enterprises as well as to residential communities. The Mayan Salt Creek Estate s greatest assets are its physical and environmental features with major historical Mayan sites on and around the property. The basic goal of the development is to create an environmentally harmonious, fully integrated community. This means providing not only facilities necessary for permanent and transient residents, but also providing facilities that meet the necessary infra-structure, commercial, governmental, leisure and shopping needs of a community designed aesthetically to its native environment. The perception of the community is to be in harmony with its natural surroundings, with building heights complementing the natural environment, a community that provides diverse and vast opportunities to support service businesses and as a result creates significant employment opportunities and financial stability for Belizeans. Sizable acreage will be set aside for donation to churches, schools, community centers, public recreational facilities and parks. Mayan Resorts is the owners representative and will oversee the implementation of the Master Development Plan. Currently, it is responsible for the completion of the Master Development Plan and of the Plantation
Revitalization Plan of  the Estate.

Wall Street Internet Corporation, a wholly owned subsidiary of the Company.
This company is currently the only U.S. based subsidiary and will serve in the near future as communications and marketing tool for the Company s operations.
This subsidiary plans to provide Internet services through the operation of
World-Wide-Web server sites. It plans to offer WSF and its clients their presence on the electronic media, content publishing of their advertising, on-line marketing, secure commercial financial transactions and virtual community services, as well as additional customized Internet services. On
March 21, 1996, the Company reported on Form 8-K, the establishment of its
Internet Home Page: http:\\www.wsf.com.


(c)  General

Discontinued Operations. Unable to support the continued losses of TMH, the agreement to acquire TMH Financial Corporation entered into by Ernest C. Hickson and the Company in September of 1994 was rescinded, when on November 13, 1995 the Hickson Family Trust returned 2,764,204 shares of common stock of Registrant and the Company returned all of the TMH shares. Pursuant to mutually agreed upon recission agreement, TMH is required to provide services to WSF on a joint venture basis until all advances to TMH are repaid in full.

(d)  Employees

The Company and its subsidiaries currently employ 4 persons on a full time basis and 3 persons on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company employs several consulting firms and consultants.

ITEM 2.  PROPERTIES

The Registrant s principal and administrative. office is located at 1088 Bishop
Street, Suite 1104, Honolulu Hawaii for which it pays $1,630 per month. This lease expires June 15, 1996, and the Company will relocate to another suitable office location. Currently there is a glut of office space in Honolulu and the
Registrant believes that it will be able to obtain facilities that are both suitable and adequate for the planned growth of the Company, at reasonable terms.

The operational offices in Belize is located at Belcan Plaza
Building, Belize
City, Belize, Central America. The lease agreement includes an one year option to purchase the building. The option and the lease expires on January 31, 1997.
It is the objective of the Company to acquire the building to meet the office requirements of its growing operations.

In June 1986 the Registrant acquired an equitable interest in 5,010 acres of the
Mayan Salt Creek Estate, located in the northern part of the Belize District in
Belize City, Belize, Central America. In December 1995 the Registrant converted the equitable interest in land into a twenty three percent (23.6%) of the common stock of the 31,423.45 acres Estate. The Estate, which has a 300-year history as a working plantation, pursuant to its Certificate of Title consists of
31,423.45 acres, and is located less than ten minutes north of the Belize
International Airport in Belize, has many miles of Caribbean seafrontage and is bordered inland by the old North American Highway. The Estate has an extensive history spanning over 300 years as a citrus plantation, cattle ranch and forest range.

ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1995, the Registrant was a party to several lawsuits as plaintiff or defendant that were incurred and reported previously, none of which individually or in the aggregate is considered material in relation to the
Registrant s financial position or results of operations.

In July 1991, the Company reached a settlement agreement with a computer vendor for non-payment of services. The agreement totaled approximately $100,000, and the amount was payable in 1993. As of the date of this report the settlement payment remains outstanding.

In 1994, a former employee in settlement of an employment contract dispute returned 60,000 shares to the Company and the Company agreed to sell these shares and to return the proceeds in settlement of the contract dispute. The
Company has been unable to sell these shares at a stipulated price and therefore the settlement agreement remains unsettled, although the Company paid $10,000 towards that settlement. The Company is not aware of a legal proceeding at this time and intends to comply with the terms of the settlement agreement.

In May 1994, a claim was filed against the Company for money damages in the amount of approximately $87,900 arising out of Pacific Wave Technology's failure to pay for computer equipment. The Company had planned to acquire Pacific Wave
Technology, Inc., in 1993, however the transaction did not close. Plaintiff alleges that the Company had guaranteed such payments. The outcome of this proceedings and its effect, if any, cannot be determined at this time. Currently the Company is in settlement negotiations to resolve this dispute.

The Company has filed an answer to a claim for payment of a
note in the amount
of $100,000, as described in Note 7,  of the Financial
Statement incorporated
in this Report,  although  the term of the note had been orally extended after
the claim was filed.   The Company has answered said claim on
May 23, 1996, and
expects to settle this claim through payment of the Note prior to December 31,
1996.

Although at this time there are no lawsuits pending, the Company anticipates that it could become a defendant for notes executed by Mr.
Jackson on behalf
of the Company, as described in Note 7 of this report, while chairman. The
Company holds Ernest J. Jackson personally liable while recognizing the potential liability.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held no meetings of securities holders during 1995.
 A shareholders
meeting is planned on September 5, 1996 in Honolulu.


ITEM 4a.  EXECUTIVE OFFICERS OF REGISTRANT.

                                                          Other
Positions
                                                Year      Held
Last
Name                Age  Title                  Elected   Five
Years



Gerhart W. Walch    47   Chairman of the Board  10/94
1990-1993
                         President & CEO
Chairman, CEO
                                                         and
Director WSF
                                                         1994

Director WSF

1995/96

Chairman, CEO

Compradore Ltd.

Gail Kitaji, Ph.D.  49   Treasurer and           1995
1990-1994
                         Chief Financial Officer
President & CEO
                                                         GRII
Consulting

Richard
   MacMillan, Esq.  54   Secretary,              1986
1990-1996
                         General Counsel
Practicing Attorney

Antoine Y. Gedeon   48   Sr. Vice President      1995
1990-1996
                         and Director                   Self
employed

Hospitality Industry

Michael Singh       31   Director and President  1995
1990-1995
                         Belize Transportation
Country Manager
                         Agencies, Ltd.
Tropical Shipping

Company, Ltd.

Deni Leonard        50   Director                1996
1990-1996
                         Chairman Comp. Comm.
President & CEO
                                                          DLA
Financial

Gordon E. Rapozo    60   Director                1996
1990-1993
                         Chairman Audit Comm.
Treasurer,
                                                          Chief
Financial

Officer and

Director

1990-1996

Public Accountant












PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


(a) Market for Common Stock.  The Company's common stock is
currently traded on
a very limited basis in the over-the-counter market and quoted on the NASD's
Electronic Bulletin Board.   The Company's common stock was
previously quoted
on NASDAQ. At such time as the Company meets the entry requirements for NASDAQ again, if ever, it intends to attempt to have its common stock quoted thereon or on another major Exchange.

Quarter                  1995                1994
                    High      Low       High      Low

1st Quarter          .875    .125      2.75      .0625
2nd Quarter          .53125  .0625     2.50      .625
3rd Quarter          .5625   .0625     2.875     .8125
4th Quarter         2.0      .1875     1.90      .3125


(b) Holders. The number of shareholders of record of the Company's common stock as of May 15, 1996, was approximately 450. A substantial number of shares are held in the name of Brokerage houses, therefore the Company believes that the actual number of shareholders is significantly higher.

(c) Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is thepresent intention of management to utilize all available funds for the development of the Company's business.


ITEM 6.   SELECTED FINANCIAL DATA

                                      1995
1994

Net Sales                          15,969,824
118,733
Net Income (Loss)                  14,762,214
(4,393,726)
Net Income (Loss) per Share             1.24
(.62)
Total Assets                      134,997,918
346,631
Long term debt                     67,250,000
- ---------------






















ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

          CONDITION AND RESULTS OF OPERATIONS

Management s Analysis of Results of Operations

The Registrant exhausted most of its working capital and
financial resources in
1994.  The financial statements attached hereto and this
Management's Discussion
and Analysis Section address the Company's 1995 and 1994
Financial Condition and
Results of Operations.   In spite of severely restricted
financial resources,
the Company was able to acquire the Belize Transportation
Agencies Limited,
incorporate the WSF Trust Corporation of Belize Limited and WSF
Internet Corp,
in order to provide for infrastructural support for the
development of the
Belize assets.   Subsequent to December 31, 1994, the Company
attempted to
continue to reduce its liabilities, to raise additional capital and to assist
TMH Financial Corporation to achieve positive operating results on a
consolidated basis.  However, the TMH Companies were unable to produce the
desired results and the acquisition of TMH Financial
Corporation was rescinded
by mutual agreement in December 1995.  By December 31, 1995, the Company
terminated its California based business operations and
established the
foundation for operations in Belize beginning in 1996 by
securing the
trusteeship and asset management agreement between the WSF
Trust Corporation of
Belize and the owners of the Mayan Salt Creek Estate, by
acquiring the Belize
Transportation Agencies Limited and incorporating the Wall
Street Internet
Corporation.  As a result of the beneficial interest in
Compradore Limited, WSF
recognized income from the sale of timber.   Interested persons
should carefully
read the 1995 and 1994 financial statements in total, including the footnotes attached thereto.


Liquidity and Capital Resources

At December 31, 1995, the Company continued to have limited liquid assets.
Total assets were $134,997,918 which consist mainly of standing timber purchased late in 1995 for operations planned in 1996. Total Liabilities were
$55,509,695. and shareholders equity was $12,238,223. At December 31, 1995, due to its recent termination of the Company's operations in California and the use of its working capital (current assest) to implement the new Corporate Strategic
Plan, the Company had a negative cash position and virtually no current assets as it had pledged its other current assets to secure a loan. The Company's current liabilities were $4,150,870. The Company's liabilities included notes payable to creditors, notes payable to management, payroll taxes, wages, litigation settlement, interest payable, notes to officers and other liabilities. The Company's ability to increase its working capital is dependent upon its ability to raise cash through the issuance of the Company's securities and/or on income from its Belizean operations. The Company anticipates that it will be able to secure sufficient working capital to enable it to implement the
Company's new corporate strategic plan. However, the Company's ability to grow will, to a large extent, depend upon its ability to the successful placement of debt and/or equity securities and also to the the successful implementation of the Plantation Revitalization Plan.

The issuance of the Company's securities will have the continued effect of diluting the Company's current shareholders in their percent of ownership in the
Company. As of December 31, 1995, there were 13,446,759 shares of the Company's common stock issued and outstanding.

There can be no assurance that the Company will continue to operate profitably.
There can be no assurance that the Company will improve its working capital position required to implement the Company's new corporate strategic plan.





Results of Operations

The Company had revenues of $15,969,824 in 1995 and $118,733 in 1994. Revenues recognized in 1995 relates mainly to the sale of timber by the owner of the
Mayan Salt Creek Estate.  During the year ended December 31,
1995, the Company
had general and administrative expenses of $765,847 as compared to general and administrative expenses of $3,872,224 for the year ended
December 31, 1994.

During 1995 the Company's general and administrative expenses included $269,380 for salaries, wages and compensation, bad debt expense of $269,965, $78,262 for outside services, $61,457 for legal services, and a variety of other expenses.

For the year ended December 31, 1995, the Company had other expenses of $1,399 compared to other expenses of $16,468 for the year ended
December 1994.

The Company's net profit after discontinued operations for the year ended
December 31, 1995 was $14,633,493 compared to a net loss of $4,393,726 for the year ended December 31, 1994.

The Company had an accrued net stockholders' equity of $12,238,223 as of
December 31, 1995 compared to an accrued deficit of $3,440,058 at December 31,
1994.


Impact of Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 109 regarding accounting for income taxes. The statement requires an asset and liability approach to determining deferred income tax amounts and income tax expense for the period. The Company first applied this statement during the fiscal year ending December 31, 1995. In connection with the adoption of SFAS 109, there was no cumulative impact on the financial statements of the Company and no restatement of financial statements was required.


ITEM 8.   FINANCIAL STATEMENTS

          Index to Financial Statements
Financial Statements

     Independent Accountants' Report
       Year ended December 31, 1995

     Balance Sheets -
        December 31, 1995 and 1994

     Statements of Operations
       Years ended December 31, 1995 and 1994

     Statements of Changes in Stockholders' Equity -
       Years ended December 31, 1995 and 1994

     Statements of Cash Flows -
       Years ended December 31, 1995 and 1994

     Notes to Financial Statements










INDEPENDENT AUDITORS  REPORT ON FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT
SCHEDULE

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Wall Street
Financial Corporation and Subsidiaries as at 31st December 1995 and 1994 and the related consolidated statements of operations and statements of cash flows for the years then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheets and related financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company at 31st December 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has a deficit working capital that raises doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark C. Hulse
CHARTERED ACCOUNTANT
21st May 1996

Belize City,
Belize, C.A.










Representative Firm of KPMG
Klynveld Peat Marwick Goerdeler
Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
31st December 1995 and 1994

                                            Notes    1995
  1994
      Assets

Currents Assets
 Cash
$3,074

- ------
      Total current assets
 3,074

Advances Receivable-                        3
 Other, less allowance of $3,106,854
 in 1995 and $2,777,141 in 1994                    $1,850
   550
Marketable Equity Securities--at cost       4     125,000
127,022
Plant and Equipment                         5
 Furniture and fixtures                             2,925
 2,925
 Equipment                                          6,602
 6,602
                                                   ------
- ------
                                                    9,527
 9,527
 Less: accumulated depreciation                     2,412
   507
                                                   ------
- ------
      Plant and equipment-net                       7,115
 9,020
Other Assets                                      165,209
35,065
Deferred Expenditure                               26,844
Forest Resource                             6 134,500,000
Shares Held as Collateral                         171,900
171,900
                                             ------------
- --------
                                             $134,997,918
$346,631
                                             ============
========























The notes on pages 18-23 form an integral part of these
financial statements.
                                            Notes         1995
       1994

 Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt
$10,939
 Convertible promissory notes payable         7
2,775,000  $2,700,000
 Accounts payable-trade
169,058     174,962
 Advance payable-officers
       6,610
 Accrued liabilities
      Payroll taxes                           8
79,675      79,675
      Interest payable-officers
8,326         305
      Interest payable
483,650     161,237

- -------     -------

571,651     241,217

- -------     -------
 Other current liabilities
      Litigation settlement                   9
215,000     215,000
      Total current liabilities
3,741,648   3,337,789
Notes Payable-Officers
409,222     448,900
Notes Payable                                 6
51,358,825

- ----------   ---------
      Total liabilities
55,509,695   3,786,689

- ----------   ---------

Deferred Revenue                              6
67,250,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
      shares of $.01 par value; issued
      and outstanding 13,446,759 shares
      in 1995 and 11,576,759 shares in 1994  10
134,468     115,768
 Additional paid-in capital
12,699,898  12,082,293
 Accumulated deficit
(561,143)(15,194,636)

- ------------ ----------

12,273,223  (2,996,575)
 Less:
      Reserve in land contract valuation
(13,000)    (13,000)
      Subscription receivable
(10,000)    (10,000)
      Stockholder notes receivable           11
    (408,483)
      Treasury stock
(12,000)    (12,000)

- ---------- -----------

12,238,223  (3,440,058)

- ---------- -----------

$134,997,918    $346,631

============  ===========












The notes on pages 18-23 form an integral part of these financial statements.
Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended 31st December 1995 and 1994

                                                    1995
 1994
Revenue
 Timber resource                             $15,891,175
 Interest
$76,242
 Other                                            78,649
42,491
                                             -----------
- -------
                                              15,969,824
118,733
                                             -----------
- -------
Expenses
 Start up expenses                               250,000
 Operating expenses                              765,847
3,872,224
 Interest expenses                                 8,458
176,508
 Depreciation                                      1,906
  507
 Consulting                                      180,000
 Other                                             1,399
16,468
                                               ---------
- ---------
                                               1,207,610
4,065,707
                                               ---------
- ---------

Income/(loss) from continuing operation       14,762,214
(3,946,974)

Discontinued Operations
 Loss on disposition of subsidiaries             128,721
446,752
                                             -----------
- ------------
Net income/(loss) from operations            $14,633,493
($4,393,726)
                                             ===========
============


Net income/(loss) per share-continuing operation    1.25
(.56)
(Loss) per share-discontinued operation            (0.01)
(.06)
                                                   -----
- -----
Net income/(loss) per share from operation          1.24
(.62)
                                                   =====
=====

























The notes on pages 18-23 form an integral part of these financial statements.

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended 31st December 1995 and 1994
                                                        1995
    1994
Cash flows from operating activities:
         Net income/(loss) from operations          14,633,493
($4,393,726)
Items not affecting working capital
         earned income recorded as a receivable    (15,891,175)
         depreciation                                    1,905
       507
         non cash expenses                            (468,434)
   651,514
         provision for losses on accounts
            receivable and other assets                329,713
 2,400,000
         loss on disposition of subsidiary             128,721
   446,752
         stock bonuses and commission                  117,555
         consulting and start-up expenses              400,000
         shares issued-no consideration
    16,467
                                                   ------------
- -----------
                                                      (748,222)
  (878,486)
Changes in assets and liabilities:
(Decrease) in accounts payable                          (5,904)
  (166,377)
(Decrease) in accrued salaries-officers
   (95,850)
(Decrease) in shareholders advance
   (68,614)
(Decrease) in litigation settlement payable
   (50,000)
(Decrease) in other current liability
    (6,168)
Increase in interest payable                           332,413
    60,731
Increase in interest payable-officers                    8,021
(Decrease) in advance payable-officers                  (6,610)

                                                      ---------
- -----------
                                                      (420,302)
(1,204,764)
                                                      ---------
- -----------
Cash flows from investing activities:
Purchase of plant and equipment
    (9,527)
Addition to other receivables                           (1,300)
      (550)
Addition to other assets                               (64,144)
(2,601,345)
Addition to deferred expenditure                        (2,094)

                                                      ---------
- -----------
Net cash used in investing activities                  (67,538)
(2,611,422)
                                                      ---------
- -----------
Cash flows from financing activities:
Proceeds from securities                                 2,022
Proceeds from short-term debt                           10,939
Proceeds from notes payable                             75,000
 2,450,000
Proceeds from notes payable-officers                   330,805
Shares sold                                             66,000
 1,368,968
                                                      ---------
- ----------
                                                       484,766
 3,818,968
                                                      ---------
- ----------

Net (decrease)/increase in cash                         (3,074)
     2,782
Cash at beginning of year                                3,074
       292
                                                       --------
    ------
Cash at the end of the year                               -0-
    $3,074
                                                       ========
    ======

Cash paid during the year for:
Interest                                                10,000
   115,776



The notes on pages 18-23 form an integral part of these financial statements.
Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Years ended 31st December 1995 and 1994

Supplemental disclosure information:


1995

The Company issued 665,500 shares valued at $142,305 in compensation for bonus, services rendered and compensation for performance.

The Company issued 1,100,000 shares valued at $446,000 in settlement of acquisition cost for subsidiaries and start-up costs.

The Company offset a stockholder notes receivable for $370,483 against notes payable-officers.

The Company cancelled subscriptions receivable for $38,000 along with the corresponding shares and applicable paid-in capital.

The Company recognized $134,500,000 in forest reserve and a corresponding note payable in a timber purchase and sale agreement executed with the owner of lands in Belize, Central America, a subsidiary of the company.

The Company recorded $15,891,175 in revenue and a corresponding note receivable-related party being the Company's proportionate portion of gross revenue recognized by the subsidiary upon recognition as revenue the timber resource on lands owned by the subsidiary.

The Company recognized deferred revenue and a note receivable from a subsidiary being the gross proceeds to that subsidiary for its services in administering the lands in Belize, Central America.


1994

The Company issued 1,900,000 shares of common stock in connection with a proposed acquisition.

The Company issued 1,764,200 shares on a note receivable.

The Company issued 1,464,807 shares in settlement of a note payable.

The Company accepted 15,000 shares against an Employee Stock
Ownership Plan note
receivable.

The Company wrote off "shares issued, no consideration" for $16,467.







The notes on pages 18-23 form an integral part of these financial statements.

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended 31st December 1995 and 1994

                        Other
                                      Common stock
Additional                 stockholders'
                                         Number
paid-in    Accummulated    equity
                                       of shares    Amount
capital       deficit     accounts


- -------------------------------------------------------------
Balance 1st January 1994                4,305,408   43,054
9,287,595   (10,800,910)  (109,467)

Write off of "shares issued, no
   consideration"                            0        0
  0             0        16,467
Issuance of restricted shares for
   services rendered (acquisition
   advisory team)                       1,900,000   19,000
836,000          0          0
Sale of restricted common stock         2,157,340   21,574
1,347,394          0          0
Shares returned against Employee
   Stock Ownership Plan note
   receivable                             (15,000)    (150)
(19,850)         0        20,000
Issuance of restricted shares to
   stockholder on note rec              1,764,204   17,642
352,841          0      (370,483)
Issuance of restricted shares for
   note payable                         1,464,807   14,648
278,313          0          0
Net loss                                     0        0
  0       (4,393,726)      0

- ----------------------------------------------------------
Balance at 31st December 1994          11,576,759 $115,768
$12,082,293  $(15,194,636) $(443,483)

Sale of restricted common stock           152,000    1,520
64,480          0          0
Shares issued in lieu of employee
   bonus, compensation,
   commission                             553,000    5,530
112,025          0          0
Cancel subscription receivable            (47,500)    (475)
(37,525)         0        38,000
Shares issued for investment
   services                               112,500    1,125
23,625          0          0
Acquisition cost of subsidiaries          300,000    3,000
63,000          0          0
Shares in settlement of start-up
   costs                                  800,000    8,000
392,000          0          0
Offset against notes payable-
   officers                                  0        0
  0             0       370,483
Net income                                   0        0
  0       14,633,493       0

- ----------------------------------------------------------
Balance at 31st December 1995          13,446,759 $134,468
$12,699,898     $(561,143)  $(35,000)

==========================================================







The notes on pages 18-23 form an integral part of these financial statements.
Wall Street Financial Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31st December 1995 and 1994


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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements includes only the accounts of Wall Street
Financial Corp. (the Company) and its wholly owned subsidiaries
WSF Trust
Corporation of Belize Limited and Belize Transportation
Agencies Limited.

All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's subsidiaries were inactive.


3.   ADVANCES RECEIVABLE

Advances receivable at 31st December 1995 consists of advances to Ernest Jackson and Jackson's companies for operating purposes in 1994 for $2,729,443. The amount is considered doubtful and is provided for.


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


6.   RELATED PARTIES TRANSACTIONS

At 31st December 1995, the Company owned 23.63% of Compradore
Limited, a Hong
Kong Corporation which in turn owns 31,423.45 acres of fee simple property in
Belize, Central America. Forest resource on the land is estimated at
$134,500,000.

At 31st December 1995, the Company owned 100% of WSF Trust
Corporation of
Belize. WSF Trust was appointed by Compradore Limited as the sole Trustee and
Asset Manager of the assets (land) of Compradore for a fee of 50% of the gross proceeds derived from the projects. WSF Trust recorded a note receivable from
Compradore Limited and deferred income of $67,250,000.

WSFC entered into a timber purchase and sale agreement with Compradore Limited through the Asset Manager WSF Trust. WSFC recorded forest resource - asset and a note payable to Compradore for $134,500,000. In turn, Compradore Limited has recognized WSFC earned portion of the remaining gross proceeds of the forest reserve being 23.63% of $67,250,000 and as such has executed a promissory note which WSFC has recorded as note receivable and income earned of $15,891,175.

In consolidation, WSFC is reflecting forest resource as an asset for
$134,500,000, deferred income of $67,250,000 being WSF Trust's portion, earned income of $15,891,175 and a consolidated note payable to Compradore Limited for:

              -  WSFC note payable               134,500,000
              -  WSFC note receivable            (67,250,000)
              -  WSFC note receivable            (15,891,175)
                                                 ------------
                                                 $51,358,825
                                                 ============

7.   CONVERTIBLE PROMISSORY NOTES PAYABLE

                                                        1995
  1994
Convertible promissory notes payable consist
of the following:
NISSIM TSE - principal                                150,000
150,000
Unsecured:  12.75% note issued 31/10/90.
Due date 31/10/93. The Company has obtained oral extension for this date.


Benjamin Ynson / Phesco - principal                   100,000
100,000
Unsecured:  12.75% note issued 31/10/90.
Due date 31/10/93. The Company has obtained oral extension for this note.

Roy Adaniya - principal                                50,000
Unsecured:  10% note issued 23/8/95.
Due date 30/9/97.

Paul Grab - principal                                  25,000
Unsecured:  note issued 12/11/95.

Notes related to Jackson Builders Corporation
/Ernest J. Jackson:
notes executed by Ernest J. Jackson while
chairman but not properly authorised by the board.
The Company holds Ernest J. Jackson personally
liable while recognizing the potential liability.   2,450,000
2,450,000
                                                   ----------
- ----------
                                                   $2,775,000
$2,700,000
                                                   ==========
==========

8.   PAYROLL TAXES

Effective 1st January 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For
Income Taxes" (SFAS
109) which requires a change from the deferred method to the asset and liability method of accounting for income taxes.

As of 31st December 1995, the Company has estimated accumulated net operating losses of approximately $600,000. The Company is preparing its federal income tax returns for filing from 1990 through 1995. These losses can be carried forward and applied against future income of the Company for federal and state income tax purposes. The net operating losses will expire on various dates through 2010. The Company's income tax returns which are not closed for examination by statutes have not been examined by the taxing authorities.


9.   LITIGATION

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

Management has had extensive communications with the Holders and of the
Convertible Notes of the Company  described in Note No. 7 to the Company's
Financial Statement.   In the opinion of management, the
ultimate disposition
of these matters will not have a material adverse effect on the Company's operations or financial condition.


10.   STOCKHOLDERS' EQUITY

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

Of the 13,446,759 outstanding shares of Common Stock as of 31st December 1995, approximately 6,600,000 shares are restricted as to resale. These shares may not be traded publicly or otherwise transferred except as permitted under various exemptions contained in the Securities Exchange Act, or upon satisfaction of the registration and prospectus delivery requirements of the
Securities Exchange Act.


11.   STOCKHOLDER NOTES RECEIVABLE

In December 1992, the Company issued to a stockholder 500,000 shares of stock for $33,000 cash and a note receivable of $67,000 payable in two installments, with the final installment due on 1st March 1993. As of 31st December 1994,
$38,000 is still outstanding. An additional note for $370,483 is included in this account during 1994. As of 31st December 1995, shares representing the
$38,000 were cancelled and the $370,483 was transferred to Notes Payable -
Officers.


12.   EMPLOYEE STOCK OWNERSHIP PLAN

In 1989, the Company established an Employee Stock Ownership
Plan (ESOP)
covering substantially all employees of the Company and its subsidiaries who meet minimum length of service requirements. No contributions were ever made to the ESOP.

Effective 31st July 1994, the ESOP was formally terminated.
The Company has had
outside legal counsel review the ESOP and related documents for the possiblity of contingent liabilities to former or present employees and potential liability for ERISA, Department of Labor (DOL) and Internal Revenue Service (IRS) requirements. Based on the results of the findings, counsel and management believe the Company does have contingent liabilities to its former and present employees who qualified for participation in the ESOP.
However, the three
principal participants have waived any rights they may have under the ESOP. The
Company also has potential liability for violations of ERISA, DOL and IRS requirements; however, the contingent liability is not determinable at this time, and resolution of any liabilities could not be achieved without significant expense to the Company.

13.   NET PROFIT/(LOSS) PER SHARE

Net profit/(loss) per share is based on weighted average number of shares outstanding of 11,864,092 for 1995 and 7,117,186 for 1994.



Report of the Auditor on Supplementary Information

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of Wall Street Financial Corporation and subsidiaries as of and for the years ended 31st December 1995 and 1994, which is in the preceding section of this report. The supplementary information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Mark C. Hulse
Chartered Accountant
21st May 1996

Belize City
Belize, C.A.

















Representative Firm of KPMG
Klynveld Peat Marwick Goerdeler
Wall Street Financial Corporation and Subsidiaries
OPERATING EXPENSES
Years Ended 31st December 1995 and 1994

                                        1995          1994
                                        ----          ----
Parking                                                376
Salaries, wages and compensation     269,380       417,520
Auto                                     119         2,029
Employee benefits                      6,479           372
Employee parking                       4,381         2,125
Rent                                  19,184        14,138
Utilities                              6,334        10,598
Bank charges                              39           464
Delivery and postage                   1,321         1,702
Equipment maintenance                                1,336
Insurance                              1,426         1,346
Licenses and fees                        827           870
Office expenses                        1,139        (3,133)
Office supplies                        1,811         3,553
Printing                              11,850         2,428
Repairs and maintenance                1,429           302
Reprography                                            838
Supplies-other                            56
Accounting                             5,888        90,198
Legal                                 61,457       241,693
Outside services                      78,262       660,393
Other professional services                        (64,318)
Meals and entertainment                3,439         3,181
Travel and transportation              3,045        21,138
Advertising and promotion                           10,156
Public relations                       5,155        41,593
Dues, subscriptions and membership       531           141
Other operating expenses                             2,468
Bad debt                             269,965     2,408,717
Organizational expense                12,000
Taxes-other                              330
                                    --------    -----------
                                    $765,847    $3,872,224
                                    ========    ===========

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


C. The accountants' reports on the financial statements of the Company for the last two years in which audits were prepared did not contain adverse opinions or disclaimer of opinions nor were such reports qualified as to auditscope or accounting principles.


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


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. Identification of Directors and Executive Officers. The current directors and executive officers of the Registrant who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Gerhart W. Walch:  47, Chairman of the Board, President and
Chief Executive
Officer of WSF 10/94-Present; Mr. Walch is a Co-Founder of WSF and has served as a director or as an officer since its inception in 1987. He is the Chairman of the Board of Compradore Limited, d.b.a. Mayan Salt Creek Estate. Mr. Walch is also the International Managing Director of the Stockbrokers Society.

Richard G. MacMillan, Esq.:  54, Mr. MacMillan has been the
Secretary of Wall
Street Financial Corporation and all its subsidiaries
1986-Present. Mr.
MacMillan is an attorney in private practice in Honolulu, Hawaii. He has been a lecturer in the areas of real estate, securities and tax and also served as a District Court Judge.

Gail Kitaji, Ph.D.:  49, Dr. Kitaji is Principal Financial
Officer and Treasurer
of the Company, 5/95 - Present.  Dr. Kitaji has been Operations
Planning Manager
(Financial) for the Lanai Company 9/91 - 9/93; VP-Finance and
Controller of
Alaska General Alarm, Inc., 1987 - 1989.




Michael Singh:  31, Mr. Singh is a member of the Board of
Directors of WSF.  He
is the President and Chief Operating Officer of Belize
Transportation Agencies
Limited ("BTAL") and its subsidiary Mayan Freight Lines, Inc.
since December
1995-Present.  Between 1989 - 1995, Mr. Singh has held numerous positions with
Tropical Shipping Company, Ltd., and was the Country Manager,
Belize.   He is
the Chairman of the Board of the Air Traffic Licensing
Authority of Belize.

Antoine Y. Gedeon: 48, Mr. Gedeon is Senior Vice President and a member of the
Board of Directors of WSF since November 1995-Present. He has held financial, managerial and top management positions in the hospitality industry with Regent
Hotels since 1969.  He is the founder/president of the Vanuatu
Hotel &
Restaurant Association, and an air-tour and ground transportation operation in
Honolulu, Hawaii.

Gordon E. Rapozo:  60, Mr. Rapozo is a member of the Board of
Directors and
Chairman of the Audit Committee of WSF 4/96 - Present. He is a co-founder of
WSF and has been the Treasurer, Chief Financial Officer of WSF between 1987 -
2/94. Mr. Rapozo is a Public Accountant in private practice. He previously served as Senior Loan Officer and Treasurer of GECC Financial / GE Capital
Hawaii, a General Electric Company.

Deni Leonard:   50, Mr. Leonard serves as a member of the Board
of Directors of
WSF beginning 4/96 - Present. Mr. Leonard is the Founder,
President and CEO of
DLA Financial, Inc., an American Indian Financial Advisory
Company located in
San Francisco, California. Mr. Leonard is a recognized authority on Tribal
Sovereignty, and has worked for twenty five years to protect, develop, and innovate Tribal economic strategies. Previously, Mr. Leonard served as CEO of
Alaska Pacific Forest Products and as a Consultant to the international
Accounting firm Pannell, Kerr, Forester in Canada in the areas of aqua culture for Pacific Aqua Foods.

B.  Significant Employees.  None.

C.  Family Relationships.  None.

D. Other: Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injuctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

E.  Compliance with Section 16(a).  None.


ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the
Company for services rendered during the last three years to the Company's Chief
Executive Officer and to the Company's most highly compensated executive officers other than the CEO whose annual salary and bonuses exceeded $100,000:
(None).


                             SUMMARY COMPENSATION TABLE

                                                     Long Term
Compensation

- -------------------------------
                       Annual Compensation           Awards
    Payouts
                       --------------------
- --------------------  ---------
  (a)            (b)     (c)    (d)    (e)        (f)      (g)
    (h)        (i)
                                     Other
Name                                 Annual   Restricted
and                                  Compen-  Stock
   LTIP      All Other
Principal              Salary  Bonus sation   Award(s)
Options/  Payouts   Compensa-
Position         Year    ($)    ($)    ($)      ($)      SARs
(#)    ($)     tion ($)
- ----------------------------------------------------------------
- -----------------------
Gerhart Walch    1995     0     0     0       0              0
      0         0
 President,CEO   1994     0     0     0       $12,500 <F1>   0
      0         0
 Chairman

<F1>
(1) In 1994, the Company awarded Mr. Walch 50,000 shares of common stock for services rendered. On the day of the grant, the closing market price was $.25.
Therefore, for purposes of the Summary
Compensation Table the dollar value of such restricted stock award was $12,500.

No options, stock appreciation rights or long-terms incentive plan awards were issued or granted to the Company's management during the fiscal year ending
December 31, 1995 and 1994. As of December 31, 1995, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

Compensation of Non-Employee Officers & Directors

The Company's non-employee directors are compensated $700 per board meeting
attended in addition to 50,000 shares of common stock of the
Registrant. The
Company's non-employee officers, receive consulting fees and
50,000 shares of
the common stock of the Registrant. The shares will be issued immediately in the
Director's or Officer's name, but will be held by the Secretary of the
Corporation until vested is in full.   The rate of vesting of
these shares will
occur at the rate of 8% per month, on the last day of each month, beginning
January 1, 1996, with the residual shares being vested at December 31, 1996, unless an acceleration of vesting occurs. The Company will reimburse for reasonable and approved expenses.

Previous Compensation

In April 1990, the Company entered into an Employment Agreement with Gerhart W.
Walch. The agreement was for a term of five years. The Agreement provided for a base salary of $12,850 per month. Mr. Walch was paid no cash salary in 1993,
1994 and 1995 although he devoted substantially all of his efforts to the
Company. In 1993, 1994 and 1995, Mr. Walch was issued a total of 250,000 shares of the Company s common stock as payment for services rendered.
 The employment
agreement was superceded by a new agreement executed effective
January 1, 1996.



Employment Agreements

Effective January 1, 1996, a new employment agreement was entered into with
Gerhart W. Walch for a minimum 3 (three) year term and provides for a base salary of $9,000 per month, 100,000 shares of common stock and a performance based incentive bonus compensation package relating to the three year business plan, subject to the recommendation of the Compensation Committee of the Board of Directors.

Effective January 1, 1996, employment agreements were entered into with Dr. Gail
Kitaji, Ph.D., Michael Singh and Antoine Y. Gedeon which provide for each individual a base salary of $5,500 per month, 100,000 shares of common stock and a performance based incentive bonus compensation package relating to the implementation of the three year business plan, subject to the recommendation of the Compensation Committee of the Board of Directors.




ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.  The
following table sets
forth information regarding shares of the Company's common
stock beneficially
owned as of December 31, 1995 by: (1) each officer and director of the Company;
(ii) all officers and directors as a group; and (iii) each
person known by the
Company to beneficially own 5 percent or more of the
outstanding shares of the
Company's common stock.

                                   Number of
                                    Shares
        Name                       Owned (1)
Percent

    Gerhart Walch (1)(2)            4,255,729             31.6%
    4057 Black Point Road
    Honolulu, HI 96816

    Gordon E. Rapozo (1)              250,000              1.8%
    187 Nawiliwili Street
    Honolulu, HI 96825

    Dr. Gail Kitaji, Ph. D. (1)       103,000               .7%
    1325 Wilder Avenue, 21 Makai
    Honolulu, HI 96822

    Richard MacMillan, Esq. (1)       133,750              1.0%
    7016 Kamilo Street
    Honolulu, HI 96820

    Antoine Y. Gedeon (3)             100,000               .7%

    1016 Laukupu Way
    Honolulu, HI  96825

    Michael Singh (3)                 100,000               .7%
    #1 Buttonwood Bay
    Belize City, Belize, C.A.

    Deni Leonard (4)
    122 World Trade Center
    San Francisco, CA 94111

    All Officers and Directors      4,942,479             36.7%
    as a Group (7 persons)

    Total Shares Issued and        13,446,759            100.0%
    Outstanding

(1) These individuals are the officers and directors of the Company.

(2) Mr. Walch is the CEO and director of the Company. All shares indicated are owned by the Gerhart Walch and Nancy Atmospera-Walch Revocable
Living Trust.

(3)  1996 directors. Shares issued pre-January 1996.

(4)  No shares issued at December 31, 1995.








(b) Security Ownership of Management.  See Item 12(a) above.

(c) Changes in Control. No changes in control of the Registrant are contemplated.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In May 1990, Gerhart W. Walch loaned the Company $277,000 at
12.75% interest.

In 1992, the note was exchanged for 375,000 (post-split) shares of the Company's common stock.

In February 22, 1994, the Company acquired Jackson Builders
Corporation from
Ernest Jackson in exchange for 6,000,000 shares of the Company's common stock.
Mr. Jackson assumed the positions as the Chairman, President and Chief Executive
Officer of the Company. Mr. Jackson did not provide the Company with the required closing schedules of Jackson Builders Corporation during the after-closing period as provided in the Agreement and Plan of Merger between Jackson
Builders Corporation and WSF Properties, Inc., a subsidiary of the Company. Mr.
Jackson refused to hold Board of Directors Meetings as requested by non-executive Board Members and kept the board uninformed on material actions taken by Management under his directon. On June 16, 1994, against the objection of its Chairman and then major stockholder, Mr. Jackson and his legal counsel, the law firm of Case & Lynch (now dissolved), the board conducted the first
Board of Directors Meeting of the Company since February 22, 1994. The board confirmed that Mr. Jackson was in non-compliance with and in breach of material representations and warranties of the Agreement and Plan of Merger, as well as most of the Covenants of the Loan Agreement and Convertible Promissory Note
Agreement with Mr. Schuler.

On September  17,  1994, Mr. Walch replaced Mr. Jackson as
Chairman of the
Board, President and Chief Executive Officer of the Company.
Mr. Jackson
remained a director of the Company until the execution of the Rescission
Agreement.

Subsequently, on December 8, 1994, the Jackson transaction was rescinded by mutual agreement. The Company returned all of the shares of Jackson Builders
Corporation to Mr. Jackson and Mr. Jackson agreed to return all the 6,000,000 shares to the Company. Mr. Jackson executed a stock power with signature guarantee, transferring all of the 6,000,000 shares of the Company's stock to the Company for cancellation. However he failed to deliver those actual certificates. Since Mr. Jackson failed to return the certificates, based on the rescission agreement, the stock power, and legal opinions, the Company cancelled the stock certificates. Subsequently, the Company was informed that
Mr. Jackson had pledged 3,500,000 of those certificates to two of his personal creditors. The two creditors of Mr. Jackson were fully aware that the rescission would occur. It is the Company's position that those certificates were illegally pledged by Mr. Jackson and the respective creditors of Mr. Jackson were advised by the Company, that those particular certificates have been pledged illegally and have been cancelled.

Additionally, the Company issued 1,900,000 shares to certain consultants involved in the Jackson transaction, none of which were affiliates of the
Company. The Company also agreed to issue 500,000 shares of its common stock to Gerhart W. Walch for services rendered in connection with the acquisition and in consideration of Mr. Walch cancelling an option to purchase 1,000,000 shares of the Company's common stock. These 500,000 shares have not been issued as of
December 31, 1995.




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
1994

On September 30, 1994, the Company acquired TMH Financial
Corporation ( TMHF )
from the Hickson Family Trust for 1,000,000 shares of the Company s common stock. Subsequently, this transaction was rescinded and the 1,000,000 shares were returned to the Company for cancellation.

On March 10, 1994 Gerhart W. Walch,  director only, of the
Company at that time,
who had made a loan to the Company in the amount of $500,000 on June 16,1993, converted this $500,000 loan and promissory note into 500,000 shares of the
Company's common stock.

On January 25, 1995, the Hickson Family Trust converted a
$352,841 note into
1,764,204 shares of the Company s common stock. Subsequently, transaction was rescinded and the 1,764,204 shares were returned to the Company for cancellation.

In 1995, the Company issued a total of 262,000 shares to officers, directors, employees and others in lieu of, or in addition to, cash compensation. These shares were issued to the following:

                                   Number              Year
         Name                     of Shares           Issued

         William D. Dabney          50,000              1995
         Masahiro Tsuchiya          50,000              1995
         Gerhart W. Walch           50,000              1995
         Richard MacMillan          50,000              1995
         Gail Kitaji                50,000              1995
         Ernest C. Hickson          12,000              1995


On May 11, 1995, WSF Trust Corporation of Belize became the sole trustee and asset manager for the Mayan Salt Creek Estate, consisting of 31,423.45 acres of ocean front property in Belize facing the Barrier reef.

On December 21, 1995, the Company executed a purchase agreement to acquire the timber resources on the Mayan Salt Creek Estate from Compradore
Limited, the
owner of title of the property with the asset manager serving as agent.

On December 31, 1995, the Company converted its equitable interest in 5,010 acres of the Mayan Salt Creek Estate into 23.63% of the issued and outstanding capital stock of Compradore Limited the title holder of the Mayan Salt Creek
Estate. The shares are fully paid and non-assessable.


Parents of Company

The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see
Item 12.



ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.   No Exhibits are filed with this Report.

(b)  Reports on Form 8-K.   The Company filed the following
reports on Form 8-K
between the 1st Quarter of 1995 through the end of the first
Quarter of 1996.

February 29, 1996 Form 8-K.   The Company announced Bid opening
and requests for
proposals for development projects for their Mayan Salt Creek
Estate property
in Belize, Central America, particularly as related to the implementation of a timber resource management plan.

March 20, 1996 Form 8-K. The Company reported the resignation of Masahiro
Tsuchiya, Ph.D. from its board of directors and the contents of its Web Pages on the Internet under the access code www.wsf.com. The two vacant seats on the board of directors were filled by Gordon E. Rapozo and Deni Leonard.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WALL STREET FINANCIAL CORPORATION


By /s/ Gerhart W. Walch                                  Dated:
 May 28, 1996
    Gerhart W. Walch
    Chairman, President and
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title
Date

/s/ Gerhart W. Walch          President/CEO
May 28, 1996
Gerhart W. Walch              and Director
                              (Principal Executive Officer)

/s/ Gail Kitaji, Ph.D.        Treasurer
May 28, 1996
Gail Kitaji, Ph.D.            and Chief Financial Officer
                              (Principal Financial Officer)

/s/ Antoine Y. Gedeon         Sr. Vice President
May 28, 1996
Antoine Y. Gedeon             and Director


/s/ Deni Leonard              Director
May 28, 1996
Deni Leonard                  Chairman
                              Compensation Committee

/s/ Michael Singh             Subsidiary President
May 28, 1996
Michael Singh                 and Director


/s/ Gordon E. Rapozo          Director
May 28, 1996
Gordon E. Rapozo              Chairman Audit Committee