Form 10KSB/A
period 1994-12-31
WALL STREET FINANCIAL CORP /DE/
filed 1996-08-23
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              FORM 10-KSB/A

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

WALL STREET FINANCIAL CORPORATION


By /s/ Gerhart W. Walch                               Dated:
August 21, 1996
    Gerhart W. Walch
    Chairman, President and
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature               Title                          Date

/s/ Gerhart W. Walch        President/CEO
August 21, 1996
Gerhart W. Walch            and Director
                            (Principal Executive Officer)

/s/ Gail Kitaji, Ph.D.      Treasurer
August 21, 1996
Gail Kitaji, Ph.D.          and Chief Financial Officer
                            (Principal Financial Officer)

/s/ Antoine Y. Gedeon       Sr. Vice President
August 21, 1996
Antoine Y. Gedeon              and Director


/s/ Deni Leonard            Director
August 21, 1996
Deni Leonard                Chairman
                            Compensation Committee

/s/ Michael Singh           Subsidiary President
August 21, 1996
Michael Singh               and Director


/s/ Gordon E. Rapozo        Director
August 21, 1996
Gordon E. Rapozo            Chairman Audit Committee