Form 10QSB
period 1996-09-30
WALL STREET FINANCIAL CORP /DE/
filed 1996-11-15
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30,
1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
     THE EXCHANGE ACT

           For the transition period from ___________  to
___________.

                           Commission File No. 0-17117

                        WALL STREET FINANCIAL CORPORATION
        (Exact name of Small Business Issuer as specified in its Charter)

Incorporated under the laws of
     the State of Delaware
99-0240826
  (State or other jurisdiction               (IRS Employer
Identification No.)
of incorporation or organization)

                       1088 Bishop Street, Suite 1104
                             Honolulu, HI 96813
                  (Address of principal executive offices)

                               (808) 526-3999
                          Issuer's telephone number

                               Not applicable
    (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12
months (or for such shorter period that the Registrant was
required to file such
reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X       No

State the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date:

Class of Common Stock                      Outstanding at
September 30, 1996

    $.01 par value
15,273,759

Transitional Small Business Disclosure Format (Check one) Yes
  No  X












                                 FORM 10-QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                     WALL STREET FINANCIAL CORPORATION

                    For the Quarter ended September 30, 1996

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - September 30,
1996 and
                     December 31, 1995
    .....3

                  Statement of Operations - Three months
                     ended September 30, 1996 and 1995
    .....5

                  Statements of Cash Flows - Three months
                     ended September 30, 1996 and 1995
    .....6

               Notes to Financial Statements
    .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations
    .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
    ....11

Item 2.        Changes in Securities
    ....11

Item 3.        Defaults Upon Senior Securities
    ....11

Item 4.        Submission of Matter to a Vote of Security
Holders   ....11

Item 5.        Other Information
    ....12

Item 6.(a)     Exhibits
    ....12

Item 6.(b)     Reports on Form 8-K
    ....12



















                                      -2-
               Wall Street Financial Corporation and Subsidiary
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                         September 30,
December 31,
                                 Note         1996
     1995


       Asset


Advances Receivable-
 Other, less allowance of $3,106,854
 in 1995 and $3,232,769 at 09/30/96            14,499
       $1,850
Marketable Equity Securities-at cost
      125,000
Auto                                            3,950
 Less:  accumulated depreciation                1,053
                                                -----
       Auto-net                                 2,897
                                                -----
Building Improvements                          10,954
 Less:  accumulated depreciation                2,746
                                                -----
       Building Improvements-net                8,208
                                                -----
Plant and Equipment
 Furniture and fixtures                         5,425
        2,925
 Equipment                                     13,446
        6,602
                                               ------
        -----
                                               18,871
        9,527
 Less:  accumulated depreciation                5,305
        2,412
                                               ------
        -----
       Plant and equipment-net                 13,566
        7,115
Other Assets                                  519,904
      165,209
Notes Receivable (WSF Stock Bonus Plan)       100,000
Deferred Expenditure                           26,844
       26,844
Forest Resource                           134,500,000
  134,500,000
Shares Held as Collateral
      171,900
                                         ------------
 ------------
                                         $135,185,918
 $134,997,918
                                         ============
 ============

















                                      -3-
              Wall Street Financial Corporation and Subsidiary
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                         Notes September 30,
 December 31,
                                                     1996
    1995

 Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                    $1,393
     $10,939
 Convertible promissory notes payable              675,000
   2,775,000
Accounts payable-trade                             268,909
     169,058
Accrued liabilities
     Payroll taxes                                  79,675
      79,675
     Interest payable-officers                      29,989
       8,326
     Interest payable                              192,309
     483,650
                                                   -------
     -------
                                                   301,973
     571,651
                                                   -------
     -------
Other current liabilities
     Litigation settlement                         215,000
     215,000
     Other                                          12,733
                                                 ---------
   ---------
     Total current liabilities                   1,475,008
   3,741,648
Notes Payable-Officers                             194,085
     409,222
Notes Payable                                   52,618,825
  51,358,825
                                                ----------
  ----------
     Total liabilities                          54,287,918
  55,509,695

Deferred Revenue                                67,250,000
  67,250,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
     shares of $.01 par value; issued
     and outstanding 13,446,759 shares
     in 1995 and 15,273,759 at 09/30/96            152,737
     134,468
 Additional paid-in capital                     14,153,455
  12,699,898
 Accumulated deficit                              (123,192)
    (561,143)
                                                -----------
  -----------
                                                14,183,000
  12,273,223
 Less:
     Reserve in land contract valuation            (13,000)
     (13,000)
     Subscription receivable                       (10,000)
     (10,000)
     Treasury stock                                (12,000)
     (12,000)
     Shares issued, unpaid                        (500,000)
                                              -------------
-------------
                                              $135,185,918
$134,997,918
                                              =============
=============















                                      -4-

                          Wall Street Financial Corporation and
Subsidiary
                               CONSOLIDATED STATEMENTS OF
OPERATIONS
                                            for Quarter ended
       for the nine months ended
                                               September 30,
               September 30,
                                             1996         1995
          1996           1995
Revenue
 Operating                                   40,681
         101,220
 Land Sale Option
1,000         320,000            1,000
                                            -------
------        -------           -------
                                             40,000
1,000         421,220            1,000
                                            -------
------        -------           -------

Expenses
 Cost of sales                               24,369
         225,745
 Operating expenses                          15,517
3,204         488,997          223,167
 Interest expenses                            6,386
21,505         (54,057)         215,700
 Depreciation                                 2,516
477           6,692            1,429
 Other expenses                               2,575
70           4,841              393
                                           ---------
--------        --------        ---------
                                             51,363
194,412         672,218          440,689
                                           ---------
--------        --------        ---------

Income/(loss) from continuing operations    (10,682)
($24,256)       (250,998)       ($439,689)

Other Income
 Restructure of debt
         264,292
 Adjustment of Prior Year's Expense
         424,656
                                           --------
----------       ---------       ----------
Income/(loss) from operations              ($10,682)
($24,256)       $437,950        ($439,689)
                                           ========
==========       =========       ==========

Net loss per share continuing operations    ($0.01)
($0.01)         ($0.02)          ($0.03)
Income per share-other income
            .05
                                            -------
-------         -------          -------
Net income/(loss) per share from operations ($0.01)
($0.01)          $0.03           ($0.03)
                                             ======
=======          =====           =======































                                      -5-
               Wall Street Financial Corporation and Subsidiary
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Nine Months Ended September 30,


                                                      1996
         1995


Cash flows from operating activities:
   Net income/(loss) from operations                $437,951
   ($523,269)
Items not affecting working capital
   depreciation                                        6,692
       1,429
Changes in assets and liabilities:
   increase/(decrease) in assets & liabilities    (2,197,525)
     425,756
                                                  -----------
    ---------
                                                  (1,752,882)
     (96,084)
                                                  -----------
    ---------
Cash flows from investing activities:
   Purchase of auto                                   (3,950)
   Purchase of furniture                              (2,500)
   Purchase of equipment                              (6,844)
   Addition to building improvements                 (10,954)
   Addition to notes receivable                     (100,000)
   Addition to other assets                         (354,696)
   Investment in real estate
      (4,359)
   Advances (to) affiliates
     (18,020)
   Investment in unconsolidated subsidiary
    (137,214)
                                                    ---------
    ---------
Net cash used in investing activities               (478,944)
    (159,592)
                                                    ---------
    ---------
Cash flows from financing activities:
   Proceeds from securities                        1,471,826
   Proceeds from convertible notes payable         1,260,000
     189,890
   Proceeds from notes payable-officers
      57,815
   Costs of obtaining funding
      (1,689)
   Shares issued, unpaid                            (500,000)
                                                   ---------
     --------
                                                   2,231,826
     246,017
                                                   ---------
     --------
Net (decrease) in cash                                     0
      (9,660)
Cash at beginning of year                                  0
      11,356
                                                      ------
     --------
Cash at end of period                                     $0
      $1,696
                                                      ======
     ========

Cash paid during the period for:
Interest                                                  $0
















                                      -6-

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-QSB, and has duly caused this Disclosure
Statement to be signed on its behalf by the undersigned.



Dated:     August 12, 1996


                                WALL STREET FINANCIAL
CORPORATION


                                   /s/  Gerhart W. Walch
                                   Principal Executive Officer












































                                     -13-