Form 10QSB/A
period 1996-09-30
WALL STREET FINANCIAL CORP /DE/
filed 1997-02-10
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

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



Dated:     February 6, 1997


                                WALL STREET FINANCIAL
CORPORATION


                                   /s/  Gerhart W. Walch
                                   Principal Executive Officer











































                                     -13-