Form 10KSB
period 1996-12-31
WALL STREET FINANCIAL CORP /DE/
filed 1998-01-21
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
             For the fiscal year ended December  31, 1996
                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
                      Commission file number 0-17117

                    WALL STREET FINANCIAL CORPORATION
    (Exact name of Small Business Issuer as specified in its charter)

     Delaware                                       99-0240826
     (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                 identification  No.)

     1088 Bishop Street, Suite 202, Honolulu, HI, USA        96813
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (808) 526-3999
____________________________________________________________________________
Securities registered pursuant to Section 12(g) of the Exchange Act:


Title of each class           Name of each exchange on which registered
$.01 Par Value Par Common Shares             OTC Bulletin Board -  WSFI
_____________________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No_X__

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates as of December 31, 1996. The aggregate market value was computed by using the closing price on the OTC Bulletin Board on December 31, 1996 of $.25 per share.

State issuers revenues for its most recent fiscal year       $  639,731.00

Common Shares, Par Value $0.01 Per Share                     $3,928,719.75

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference at which the common equity was sold, or the average bid and asked price of such common equity on December 31, 1997
of $0.65                                                    $6,882,885.75

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of December 9,1997
Common Shares $0.01 Par Value                     15,940,039

PART I.

ITEM 1.   BUSINESS


(a)  General Development

The Registrant (also referred to as the Company ) was incorporated under the laws of the State of Delaware in March 1987. While Registrant initially provided financial services to community banks, since 1996 its focus is that of a holding company with two main operations, a) trust and asset management, and b) destination resort development and hotel and resort management.

WSF Trust Corporation of Belize, Ltd.("the Trust Company"), a Belize trust company, a wholly-owned subsidiary of Registrant was formed to implement the corporate strategy involving trust and asset management. The Trust Company was declared a full service trust corporation pursuant to the Trust Corporation Act of the Laws of Belize. With the establishment of the Trust Company and the appointment of the Trust Company as the sole trustee and asset manager of one of the largest private Plantations in Belize, the Registrant assumed an active role in the economic development of the Country of Belize. To implement these plans and achieve these objectives the Trust Company has and will make investments in synergistic companies and/or enter into joint ventures with qualified strategic partners (see section on "Operations").

The Registrant has also formed Mayan Resorts Development Company, Ltd., a Belize company, a wholly owned subsidiary of the Trust Company (hereinafter referred to as "Mayan Resorts"). The primary objective of Mayan Resorts is to complete the development of a major destination resort complex in the country of Belize on a 50 square mile oceanfront parcel generally known in Belize as the Salt Creek Estate or Salt Creek Plantation. Such development will include (a) implementation of a Plantation Revitalization Plan that includes agriculture, forestry and aquaculture projects in areas so designated and (b) preparation and implementation of a Master Development Plan for a mixed use, world class destination health and wellness-resort; utilizing the plantation operations as ecological attractions; and the many Mayan sites on the property as cultural attractions.

On June 3, 1986 the Registrant acquired an equitable interest in 5,010 acres of a 38,677-acre parcel known as "the Salt Creek Estate"(hereinafter referred to as the "Plantation") for 1,300,000 pre-split shares of the Company. The Plantation is located in the northern part of the Belize District in Belize City, Belize, Central America. The 5,010 acres were acquired from Euro-Pacific Investment Corporation, a Hawaii Corporation and parent company of Compradore Limited, a Hong Kong corporation, registered in Belize as an overseas company.

Compradore Limited is the registered proprietor of the property held by a Transfer Certificate of Title dated December 19, 1973, and registered in the Land Titles Register Volume 8, Folio 300. Due to subsequent transfers, the Plantation was reduced to 31,423.45 acres as of the date of this filing. By merger agreement dated January 31, 1995 Euro-Pacific Investment Corporation (Parent) and Compradore Limited (Subsidiary)entered into a Plan and Agreement of Merger, whereby the subsidiary was merged with the parent. On March 31, 1995, Compradore Limited (Hong Kong) was dissolved. On June 6, 1996, the surviving parent company changed its name to Compradore Limited. The Registrant converted the equitable interest in the Plantation into a twenty-three and 6/10 (23.6%) percent of the common stock of Compradore Limited, title holder of the 31,423.45 acres Plantation.

The merger was recognized and approved by the State of Hawaii on November 26, 1996 and the merger was also recognized and approved by the Supreme Court of Belize by Order dated October 1, 1997. All rights and interest enjoyed by Compradore Limited, Hong Kong since December of 1973 are now vested in Compradore Limited, Hawaii.

Wall Street Internet Corporation, Hawaii company, a wholly-owned subsidiary of Registrant, will serve as the communications and marketing arm for all of Registrant s operations. This company remains a development stage company and is based in Honolulu, Hawaii.


(b)  Operations

The Registrant s activities during 1995 and 1996 were focused on the assessment of the resources of its asset base, the reduction of its liabilities and the development of a strategic plan for the Company. The information set forth below is a summary of the Company's activities during 1996 and is not meant to be a complete discussion of the Company's activities for that year.

Initially, Registrant engaged various consultants to evaluate the highest and best use development potential for the Plantation including KPMG Peat Marwick, Arthur Anderson, Comexindo Perkasa a multi national trading company, and other recognized specialists in the areas of land use, forestry management and resort development. The Plantation has a 300-year history as a citrus plantation, cattle ranch and forest range that, at the height of its operation, employed approximately 1,000 persons. Registrant proceeded to accumulate specific information concerning the natural resources of the Plantation and of the country of Belize during several site inspection visits by officers and directors of the Company. The studies included a review of all industries, economic trends, business practices, investment codes, fiscal incentives, laws and taxation policies of Belize. These efforts resulted in the preparation of a trust and asset management proposal for the entire Plantation.

The proposal, which was subject to the formation of a Trust Company, was accepted by Compradore Limited. Immediately thereafter, The Trust Company (hereinafter referred to as the Trust Company), was appointed the sole trustee and asset manager of the Plantation. One of the first acts as the Trustee and Asset Manager was to change the property's name to Mayan Plantation to reflect Belize s rich Mayan heritage.

The Plantation now encompasses 31,423.45 acres owned by Compradore Limited, an affiliate of the Company. It is managed by the Trust Company. The property is held free and clear of any liens or other obligations. The Plantation is on the ocean and has coastline frontage of approximately 20 miles on the Caribbean Sea. The land itself consists of areas previously used as a forest range, cattle ranch and tropical fruit plantation. It also features coastal lagoons, marshes and savannas that transition into tropical hardwood forests. A major attraction on this property is a large number of 4,000-year-old-Mayan temples and other archaeological sites.

A portion of the Plantation is densely covered with natural hardwood forest containing major stands of mahogany, cedar, pine, teak and other tropical hardwoods. The forested area occupies approximately 14,576 acres (5,901 hectares), about 37% of the total land base. All forestry operations will be based on sustained yield management. The Company manages the forest resources and plans to operate a sawmill and wood processing plant.

The Land Use Plan for the Plantation sets forth the appropriate land uses. The low lying lagoon areas of the property are appropriate for agriculture and aquaculture ventures. In addition, many of these lagoons provide picturesque sites for various types of resort development and for parks, wildlife sanctuaries and recreation purposes. Also noted on this plan is the proposed location for a Phase I - Development Plan for a 1,000-acre resort destination development. In addition to ecological and archaeological tourism, an additional theme incorporated into Plantation revitalization and development is health and wellness.




Mayan Resort Belize (Phase I - Development Project)

Mayan Resort Belize, a 1000 acre resort destination concept designed by the internationally acclaimed architectural firm of Wimberly Allison Tong & Goo, and landscape design by their affiliate Helbert, Hastert & Fee, is based on data provided by various consultants and subsequently reviewed by Arthur Anderson.

Subject to being able to raise the required project financing, the Company plans to develop Mayan Resort Belize through a partnership. When completed, the Mayan Resort Belize will be a world-class destination resort, managed by an international hotel management company, with a wide variety of resort activities
and amenities in the context of an ecologically sound environment.   The
development of this project is subject to raising the necessary infra-structure and construction financing. This project is also subject to executing a resort
/ hotel management agreement and other contingencies. Pursuant to the current plans the development of this project will include:

A 250 room, five-star resort hotel which can be accessed from the main national highway and by water is the centerpiece for Phase I. The hotel will provide guest-rooms clustered in low-rise buildings and in private bungalows scattered around manmade lagoons. Well-sited back from the coastline, the resort will offer swimming pools as well as access to natural ocean sports. Adjacent buildings will provide a variety of food and beverage venues, ballrooms, meeting rooms and other typical hotel facilities. The architectural character of the resort will be low-rise colonial / tropical theme buildings built using local hardwoods taken from the Plantation's timber resources and our wood processing operations. In addition, innovative health and wellness programs will be created for residents, visitors and neighbors of the resort.

According to the resort plans, retail shops with a total area of 20,000-sq. ft. will be clustered near the hotel complex. These shops will sell imported goods as well as provide a venue for local craftsmen.

An 18-hole golf course planned to incorporate the land conformation will provide natural drainage for the interior of the site. The golf course will offer private memberships to residents and non-residents but will permit play by resort guests. Planned recreational facilities also include a tennis club.
These facilities will be supported by appropriate restaurants, locker rooms, swimming pools and a health and wellness center.

Current plans are for the resort to offer up to 1,085 improved single family residential houses and villas for sale during the development and construction period. These properties will have golf course, lake or preservation area frontage and views.

A trial marketing effort has been completed during which 20 two and four acre ocean-front lots were purchased at an average pre-development purchase price of U.S.$10,000.00 per acre, subject to government approval. Once governmental approval has been obtained, Mayan Resorts plans to design and build their ocean-front villas. Buyers included physicians and other health care leaders. These professionals will make up the team advising the development of the wellness and health education theme of the resort which will include a wellness center and an education and medical center. The cost of construction of private homes on improved lots will be the responsibility of the owners, but must be within the overall design guidelines established for the resort. In addition, design and construction packages will be offered to property owners.

This project is subject to a number of contingencies and there is no assurance that any resort destination will ever be built at the Plantation. This project is merely in the planning stages.




Forest and Timber Resources

The Company has engaged two consultants to prepare assessments of the forest resources on the Plantation in order to develop sustainable forest resource management plan.

A first "Assessment of the Forest Resources" on the Plantation was prepared by Lorenzo Rugo, Natural Economist of Ottawa, Canada. Mr. Rugo is a member of the Canadian Institute of Forestry and the Institute of Environmental Research and Economy. Mr. Rugo performed this assessment as a senior member of the international team to identify and develop new trade opportunities for PT Prima Comexindo (Jakarta, Indonesia), a multi-national trading and manufacturing conglomerate and their North American headquarters based in Montreal.

The assessment concluded that the entire length of the Plantation is bordered inland by the North American Highway, with many established access roads into the forested areas. The Plantation s high bush land contains an estimated 60,000 mature and merchantable #1 and #2 grade Honduras Mahogany trees and over 240,000 other mature and merchantable hardwood trees. The more mature Honduras Mahogany trees, located in the center of the Plantation, are estimated to be between 40-50 years old with diameters between 23-36 inches and a clear bole of 30-50 feet. There is a commercial stocking density of approximately 49 trees per hectare in this timber range. Younger Honduras Mahogany trees, between 10-25 years in age, are located around the forest center. These trees have diameters of 12-24 inches, a clear bole of 18-24 feet, and have a commercial stocking density of 60 trees per hectare. (One hectare = 2.47 acres). Based on this assessment approximately 14,576 acres (37%) of the Plantation is considered high bush land holding dense broadleaf forest cover and tree species of commercial value, consisting of approximately 60,000 mature and merchantable hardwood trees with an estimated value range of $107 Million U.S. to $166 Million U.S.
Although the property has an extensive history spanning over 300 years as a citrus plantation, cattle ranch and forest range, it has been idle (not utilized for productive purposes) for half a century allowing the trees to mature. A bid presented by Prima Comexindo to harvest the forest resources was not accepted by the Company as presented.

On December 21, 1995, the Registrant acquired, these timber resources in perpetuity from Compradore Limited for One Hundred Thirty Four Million Five Hundred Thousand U.S. Dollars (US $134,500,000.00, utilizing contractual Trust and Asset Management Fees as down payment. On September 14, 1997, Mayan Resorts executed a an annually renewable timber purchase contract for the delivery of approximately 1.2 million board feet of Honduras Mahogany annually with a leading North Carolina Hardwood manufacturer.

On December 11, 1996 a second assessment of the forest resources on the Plantation was prepared by Mr. Leonard Spitz, CFA of Oregon, a Professional Forestry Consultant. Mr. Spitz's professional qualifications include permanent and seasonal assignments with the U.S. Forest Service, market potential assessments for value added Canadian Forest products on behalf of the Canadian Government, primary advisor to Indian Tribes and other professional forestry consulting assignments, including congressional-mandated assessment of the condition of Indian forest lands and forest management programs with recommendations to Congress for improvement.

Although limited to time, budget and rainy season access, Mr. Spitz concluded in the form of a "Preliminary Assessment of the Liquidation Value of the Timber under a Forced Sale into the Belizean Market", that the liquidation value assessment of the immediate harvest value, including administration, profit and risk included a 24 Million board foot of high-value species at a gross selling value of lumber @ 40% overrun at $0.92 / board foot and a net immediate harvest value of $0.50 per board foot and 96 Million board foot of moderate-value species, at a gross selling value of lumber @ 40% overrun at $0.92 / board foot and a net immediate harvest value of $0.19 / board foot.

Based on these assumptions, the liquidation value of this immediately harvestable timber under a forced sale into the current Belize (not the Export Market) would be approximate $30 Million U.S. at this time. The preliminary assessment further indicates that the annual growth appears to be over 5% per year or approximately 7.5 Million board foot, that a wide variety of non-wood products are also available on the property, that the wildlife resources are as impressive as its vegetation and that world class recreation opportunities are present on and near the Plantation. It further indicates that tourism is booming in Belize due to the attraction of its ecological resources and that the tropical rainforest, wildlife, and the lagoons on the property are among the best in Central America.

The Company will continue to employ the services of Mr. Spitz and other forest-and land management experts as required to prepare, implement and to maintain an ecologically sound, sustainable resource management plan that will preserve these resources for future generations.


Wall Street Internet Corporation

Wall Street Internet Corporation ( WSIC ), a Hawaii company, a subsidiary of the Company was formed to operate in the near future as communications and marketing tool for various operations.

Internet services will be based around the development and operation of two World WideWeb server sites, one in Hawaii and another in Belize. The web sites will provide access to use of electronic media, content publishing of advertising, on-line marketing, secure commercial financial transactions and customized Internet services. On March 21, 1996, the Company reported on Form 8-K, the establishment of its Internet Home Page: http:\\www.wsf.com.


Discontinued Operations

For strategic reasons, the Company exchanged its 100% interest in Belize Transportation Agencies, Ltd., d.b.a. Mayan Lines for 20% of Sandhill Enterprises, Ltd., a sawmill adjacent to the Plantation. Michael Singh, the President of Belize Transportation Agencies, Ltd. remains a director of the Registrant. The Company may acquire all of the shares or the assets of Sandhill Enterprises in the future.

Employees

The Company and its subsidiaries currently employ 8 persons on a full time basis and 3 persons on a part-time basis. It is anticipated that the number of employees in Hawaii and in the Belize operations may increase significantly as the development progresses. None of the Company's employees are covered by a collective bargaining agreement. The Company employs several Hawaii based international consulting firms and consultants.


ITEM 2.  PROPERTIES

The Registrant s principal and administrative office is located at 1088 Bishop Street, Suite 202, Honolulu, Hawaii 96813. Rent for these premises is $1,100.00 per month. The lease expires July 31, 1998.

In June 1986 the Registrant acquired an equitable interest in 5,010 acres of the Plantation for 1,300,000 pre-split shares of the Company, located in the northern part of the Belize District in Belize City, Belize, Central America.
On December 31, 1995 the Registrant converted the equitable interest in the land into a twenty three and 6/10 (23.6%) percent of the common stock of Compradore Limited, title holder of the 31,423.45 acres Plantation.

On May 11, 1995, the Trust Company was appointed the sole trustee and asset manager of the entire 31,423.45 acre Plantation.


ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1996, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:

The Company is involved in litigation as a result of the cancellation of shares. Pursuant to the terms on an Agreement and Plan of Merger dated January 12, 1994, the Registrant agreed to conditionally issue 6,000,000 shares to Ernest J. Jackson, owner of Jackson Builders Corporation. During the agreed upon post-closing time, the Board of Directors discovered that Jackson made material misrepresentations to the Company and that Jackson did not provide the Company with the closing schedules as required during the post closing period. Therefore, Jackson did not meet the conditions for the closing of the merger transaction and forfeited his rights to these shares. The Company disclosed the material facts in its 1994 8-K Filings. On September 28, 1994 the Company terminated Mr. Jackson as President and Director effective immediately. On November 26, 1994, a Plan and Agreement of Rescission, under which the parties agreed, among other things, to rescind the Agreement and Plan of Merger, dated January 12, 1994, and Mr. Jackson agreed to return all of the 6,000,000 shares for cancellation. However, as the Company discovered after the termination of Mr. Jackson, he had, without approval of the Company, pledged portions of these conditionally issued and restricted shares to personal creditors. Therefore in order to avoid legal action, Mr. Jackson executed a stock power in the name of the Company, with Paine Webber signature guarantee, and agreed to return the stock certificates on December 31, 1994. However, he failed to deliver the stock certificates as agreed upon. Based on a legal opinion obtained from the national law firm of Wickwire Gavin, the rescission agreement and the stockpower, the Company cancelled the 6,000,000 shares. In addition the Company holds Mr. Jackson personally liable for liabilities incurred, while Chairman, and recognized the potential liability.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held no meetings of securities holders during 1995. A shareholders meeting was held in December 1996 in Honolulu, and a shareholder's meetings is planned for late first quarter/early second quarter 1998.



ITEM 4a.  EXECUTIVE OFFICERS OF REGISTRANT.

                                                          Other Positions
                                                Year      Held Last
Name                Age  Title                  Elected   Five Years



Gerhart W. Walch    49   Chairman of the Board  10/94    1990-1993
                         President & CEO                 Chairman, CEO
                         WSF and subsidiaries            and Director WSF
                                                         1994--Director WSF
                                                         1995 Present
                                                         Chairman, CEO
                                                         Compradore Ltd.

Gail Kitaji, Ph.D.  50   Treasurer & CFO         1995    1990-1994
                                                         President & CEO
                                                         GRII Consulting

Richard G. MacMillan  56   Secretary             1986    1990-1996
Esq.                                                     Practicing Attorney

Antoine Y. Gedeon   51   Sr. Vice President      1995    1990-1996
                         and Director                    Self employed
                                                         Hospitality Industry

Janice Milliken     50   Vice President-Sales    1997    1993-1996 VP/Dir-
                                                         Coast Kona Coffee
                                                         1991-1993 Broker
                                                         Owner Heritage Home
                                                         Loans
                                                         1990-1996, Self-
                                                         employed real estate
                                                         broker

Mario J. Machado    62  Vice President-Marketing 1997    1967-1997 Producer
                        & Media                          /Broadcaster
                                                         1987-1997 President,
                                                         MJM Communications

Peter L. Percy      49  Vice President-Corp Fin  1997    1997-VP/General
                                                         Counsel, The USA
                                                         Fund, Inc.
                                                         1994-1997 CEO
                                                         Millenium Technology
                                                         1990-1994 VP-
                                                         Operations, Impact
                                                         Television, Inc.

Paul R. Peterson    29  Vice President-Corp Fin  1997    1997-VP Corp Fin
                                                         1996-broker Dean
                                                         Witter
                                                         1991-1995 broker
                                                         Merrill Lynch

Michael Singh       31   Director                1995    1990  Tropical
                                                         Shipping Company,
                                                         Ltd.
                                                         1995-1996
                                                         President Belize
                                                         Transportation
                                                         Agencies, Ltd.

Roy S. Adaniya, M.D. 55  Director                1996    1990-1996 Physician
                         Chairman Comp. Comm.            & Director Pulmonary
                                                         Services-Straub
                                                         Clinic

Gordon E. Rapozo    62   Director                1996    1990-1993
                         Chairman Audit Comm.            Treasurer,
                                                         Chief Financial
                                                         Officer and
                                                         Director
                                                         1990-1996
                                                         Public Accountant




PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a) Market for Common Stock. The Company's common stock is currently traded on a very limited basis in the over-the-counter market and quoted on the NASD's
Electronic Bulletin Board.   The Company's common stock was previously quoted
on NASDAQ. At such time as the Company meets the entry requirements for NASDAQ again, if ever, it intends to attempt to have its common stock quoted thereon or on another major Exchange. [information provided is close]



Quarter                  1996                  1995

                    High      Low           High      Low

1st Quarter         .5625     .125          .875      .125

2nd Quarter         .375      .125          .53125    .0625

3rd Quarter         .35       .25           .5625     .0625

4th Quarter         .375      .19           .625      .1875



(b) Holders. The number of shareholders of record of the Company's common stock as of October 30, 1997, were approximately 500. A substantial number of shares are held in the name of Brokerage houses, therefore the Company believes that the actual number of shareholders is significantly higher.

(c) Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's operations.


ITEM 6.   SELECTED FINANCIAL DATA

                                     1996             1995

Net Sales                           639,731       15,969,824

Net Income (Loss)                   358,145       14,762,214

Net Income (Loss) per Share             .03             1.25

Total Assets                    134,288,323      134,997,918

Total Liabilities                54,300,196       55,509,695

Shareholder's Equity             13,738,127       12,238,223









ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Management's Analysis of Results of Operations

The financial statements attached hereto and this Management's Discussion and Analysis Section address the Company's 1996 Financial Condition and Results of Operations. During 1995 and 1996 the Company was able to establish the foundation for planned development projects. Initial test marketing efforts proved successful in the plantation revitalization such as timber management as well as the real estate development area. Based on the initial revenues and income derived from these new operations, the timber contract and its vast timber and real estate resources, management is confident that it will be able to achieve its goals and objectives. Interested persons should carefully read the 1996 financial statements in total, including the footnotes attached thereto.


Liquidity and Capital Resources

At December 31, 1996, the Company continued to have limited liquid assets. The Company had cash in the amount of $6,668. Total assets were $135,288,323 which
consist mainly of standing timber resources purchased late in 1995.   Total
Liabilities were $54,300,196, Deferred Income from Trust and Asset management Fees relating to the timber resource sale were $67,250,000 (to be recognized as timber or wood products are sold) and shareholders equity was $13,750.127. At December 31,1996, the Company had current assets of $28,517. The Company's current liabilities were reduced to $1,971,049 from $3,741,648 as of December 31, 1995. At December 31, 1996, of the Company s total liabilities $51,518,825 is payable to Compradore Limited, an affiliate, and $210,322 is due to Officers of the Company.

The Company's ability to increase its working capital is dependent upon its ability to raise cash through the issuance of the Company's securities and/or on income from its timber, real estate development, and trust company operations. The Company is uncertain whether it will be able to secure sufficient working capital to enable it to implement the Company's corporate strategic plan. However, the Company's ability to grow will, to a large extent, depend upon its ability to successfully place debt and/or equity securities and also on the successful implementation of the plantation revitalization plan.

The issuance of the Company's securities will have the continued effect of diluting the Company's current shareholders in their percentage of ownership in the Company. As of December 31, 1996, there were 15,214,879 shares of the Company's common stock issued and outstanding.

There can be no assurance that the Company will continue to operate profitably. There can be no assurance that the Company will improve its working capital position required to implement the Company's corporate strategic plan.


Results of Operations

The Company had revenues of $639,731 in 1996 and $15,969,824 in 1995. Revenues recognized in 1995 relates mainly to non-recurring income earned on the sale of the standing timber resources by Compradore Limited, the land-owner, prior to the acquisition of the ownership interest by the Company. During the year ended December 31, 1996, the Company had general and administrative expenses of $281,586 as compared to general and administrative expenses of $1,207,610 for the year ended December 31, 1995 as a result of non-recurring, fully expensed, start-up costs for its Belize operations during 1995.

During 1996 the Company's general and administrative expenses included $48,613 for salaries, wages and compensation, bad debt expense of $14,000, $5,572 for outside services, $16,323 for legal services and other smaller expenses.

The Company's net income after discontinued operations for the year ended December 31, 1996 was $358,145 compared to a net income of $14,633,493 for the year ended December 31, 1995 mainly relating to one-time, non-recurring income earned on the sale of the standing timber resources.

The Company had an accrued net stockholders' equity of $13,750,127 as of December 31, 1996 compared to $12,273,223 at December 31, 1995, as a direct result of reduction in its current liabilities, including a reduction of its Convertible Promissory Notes from $2,775,000 to $1,475,000 and the related interest payable reduction from $483,650 as to $135,739.


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

ITEM 8.   FINANCIAL STATEMENTS

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
31st December 1996 and 1995


INDEX



Report of the auditor to the Board of Directors and Shareholders for the Year ended December 31, 1996

Consolidated balance sheets
  for Years ended December 31, 1996 and 1995

Consolidated statement of operations
  for Years ended December 31, 1996 and 1995

Consolidated statements of cash flows -
  for Years ended December 31, 1996 and 1995

Consolidated statements of changes in stockholders' equity - for Years ended December 31, 1996 and 1995

Notes to financial statements



Supplementary Information

Report of the auditor on supplementary information

Consolidated operating expenses

INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Wall Street Financial Corporation and Subsidiaries as of 31st of December 1996 and 1995, and the related consolidated statements of operations and statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated balance sheets and related financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company at 31st of December 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has a deficit working capital that raises doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark C. Hulse
CHARTERED ACCOUNTANT
2nd December 1997



Belize City,
Belize, C.A.










Member Firm of
SUMMIT INTERNATIONAL ASSOCIATES INC, (New York)
Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
31st December 1996 and 1995



                                          Notes     1996         1995
                Assets


Currents Assets
 Cash                                               $6,668
 Accounts receivable                                20,547
 Prepayment                                          1,302
                                              ------------ ------------
      Total current assets                          28,517
                                              ------------ ------------
Advances receivable-                        3
 Officers                                           47,543
 Other, less allowance of $3,106,854
 in 1995                                             1,550        1,850
                                              ------------ ------------
                                                    49,093        1,850
                                              ------------ ------------


Marketable equity securities--at cost       4                   125,000

Note receivable                                    100,000

Plant and equipment                         5
 Furniture and fixtures                              7,234
 Equipment                                          17,626        9,527
                                              ------------ ------------
                                                    24,860        9,527
 Less: accumulated depreciation                      4,339        2,412
                                              ------------ ------------
Plant and equipment-net                             20,521        7,115
                                              ------------ ------------
Other Assets                                       242,912      165,209

Deferred Expenditure                               347,280       26,844

Forest Resource                             6  134,500,000  134,500,000

Shares Held as Collateral                                       171,900
                                              ------------ ------------
                                              $135,288,323 $134,997,918
                                              ============ ============














The notes on pages 9-13 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
31st December 1996 and 1995



                                           Notes         1996         1995



      Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                          4,293      $10,939
 Convertible promissory notes payable         7       1,475,000    2,775,000
 Accounts payable-trade                                 217,491      169,058
                                                    ----------- ------------
                                                      1,696,784    2,954,997
                                                    ----------- ------------
Accrued liabilities
 Payroll taxes                                8          79,675       79,675
 Interest payable-officers                               38,851        8,326
 Interest payable                                       135,739      483,650
                                                    ----------- ------------
                                                        254,265      571,651
                                                    ----------- ------------
Other current liabilities
 Litigation settlement                        9          20,000      215,000
                                                    -----------  -----------
      Total current liabilities                       1,971,049    3,741,648

Notes Payable-Officers                                  210,322      409,222
Reserve                                      10         600,000
Notes Payable                              6,11      51,518,825   51,358,825
                                                    ----------- ------------
      Total liabilities                              54,300,196   55,509,695
                                                    ----------- ------------

Deferred Revenue                              6      67,250,000   67,250,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
   shares of $.01 par value; issued
   and outstanding 15,214,879 shares
   in 1996 and 13,446,759 shares in 1995     12         152,149      134,468
Additional paid-in capital                           13,370,976   12,699,898
Retained earnings (Accumulated deficit)      13         227,002     (561,143)
                                                    ----------- ------------
                                                     13,750,127   12,273,223

Less:

     Reserve in land contract valuation                              (13,000)
     Subscription receivable                                         (10,000)
     Treasury stock                                     (12,000)     (12,000)
                                                    ----------- ------------
                                                     13,738,127   12,238,223
                                                    ----------- ------------

                                                   $135,288,323  $134,997,918
                                                   ============ =============


The notes on pages 9-13 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended  31st  December 1996 and 1995



                                           Notes         1996         1995

Revenue
 Transportation and services-Gross profit   16         $26,446
 Timber resource                                                  $15,891,175
 Other income                               17         613,285         78,649
                                                    ----------    -----------

                                                       639,731     15,969,824
                                                   -----------    -----------

Expenses
 Loss on disposal of investment                         98,037
 Start up expenses                                                    250,000
 Operating expenses                                    151,649        765,847
 Interest expenses                                      29,974          8,458
 Depreciation                                            1,926          1,906
 Consulting                                                           180,000
 Other                                                                  1,399
                                                   -----------    -----------
                                                       281,586      1,207,610
                                                   -----------    -----------

Income from continuing operation                       358,145     14,762,214


Discontinued Operations
 Loss on disposition of subsidiaries                                  128,721
                                                   -----------    -----------
Net income from operations                            $358,145    $14,633,493
                                                   ===========    ===========



Net income per share-continuing operation               .03          1.25

(Loss) per share-discontinued operation                             (0.01)
                                                      -----         -----

Net income per share from operation                    $.03         $1.24
                                                      =====         =====
















The notes on pages 9-13 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended 31st December 1996 and 1995
                                                        1996        1995
Cash flows from operating activities:

Net income from operations                           $358,145    $14,633,493

Items not affecting working capital
  earned income recorded as a receivable                         (15,891,175)
  depreciation                                          1,926          1,905
  non-cash expenditures                               135,275       (468,434)
  provision for losses on accounts
    receivable and other assets                                      329,713
  loss on disposition of subsidiary                                  128,721
  stock bonuses and commission                                       117,555
  consulting and start-up expenses                                   400,000
  loss on disposal of marketable equity
    securities                                         98,037
  interest payable written off to other income       (329,443)
  litigation settlement payable written
    off to other income                               (45,000)
  accounts payable trade-written off to
    other income                                      (66,550)
  accrued compensation payable written off to
    other income                                      (12,000)
  other income-gain on sale of land option           (160,000)
                                                   ----------    -----------
                                                      (19,610)      (748,222)
Changes in assets and liabilities:
Increase(decrease)in accounts payable                 114,983         (5,904)
Increase in interest payable                           88,216        332,413
Increase in interest payable--officers                 30,525          8,021
(Decrease) in advance payable-officers                                (6,610)
(Increase) in accounts receivable                     (20,547)
(Increase) in prepayment                               (1,302)
                                                   ----------    -----------
Net cash provided by (used in ) operating
 activities                                           192,265       (420,302)
                                                   ----------    -----------

Cash flows from investing activities:
Purchase of plant and equipment                       (15,332)
Addition to advance receivable                        (81,243)        (1,300)
Addition to other assets                              (86,703)       (64,144)
Addition to deferred expenditure                     (311,636)        (2,094)
Proceeds from sale of land option                      20,000
                                                   ----------    -----------
Net cash used in investing activities                (474,914)       (67,538)
                                                   ----------    -----------

Cash flows from financing activities:
Repayment of short-term debt                           (6,646)
Proceeds of sale of securities                         26,963          2,022
Proceeds from short-term debt                                         10,939
Proceeds from notes payable                           200,000         75,000
Proceeds from notes payable-officers                    7,000        330,805
Proceeds from sales of shares                          50,000         66,000
Additions to notes payable--officers                   12,000
                                                   ----------    -----------
Net cash provided by financial activities             289,317        484,766
                                                   ----------    -----------
(continued on next page)
Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1996 and 1995


                                                       1996          1995


Net increase/(decrease)in cash                         6,668        (3,074)
Cash at beginning of year                                            3,074
                                                  ----------   -----------
Cash at the end of the year                           $6,668           ---
                                                  ==========   ===========



Cash paid during the year for:

Interest                                                $850       $10,000
                                                  ==========   ===========






Summary of Non Cash Transactions
                                                      Debit        Credit

Notes payable--officers                              $205,900
Notes receivable                                      100,000
Other assets                                           13,000
Common stock                                           10,500
Additional paid-in capital                            441,500
Deferred expenditures                                   8,800
Convertible promissory notes payable                1,500,000
Accounts payable--trade                                66,550
Interest payable                                      436,127
Litigation settlement                                 195,000
Expenses                                              135,275

Advance receivable                                                  $34,000
Common Stock                                                         26,684
Additional paid-in capital                                        1,064,075
Reserve in land contract valuation                                   13,000
Other assets                                                         22,000
Shares held as collateral                                           171,900
Reserve                                                             600,000
Notes payable                                                       160,000
Other income                                                        580,993
Subscription receivable                                              10,000
Prior year adjustment                                               430,000











The notes on pages 9-13 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1996 and 1995



Supplemental disclosure information:

1996

The Company issued 541,700 shares valued at $134,075 as compensation for bonus, services rendered and compensation for performance.

The Company issued 1,626,700 shares valued at $856,684 in full and partial settlement of 2 notes payable accounts and one interest payable account.

The Company reversed 1,050,000 shares valued at $452,000 incorrectly recorded as issued in 1995.

The Company wrote off 1995 payables valued at $452,993 to other income.

The Company recognized other income $160,000 from sale of land option.

The Company transferred notes payable of $450,000 and litigation payables of $150,000 to a reserve account.

The Company wrote off advance and other receivables of $3,120,584 in 1996. The $3,106,584 of receivables written off were included in 1995 allowance for doubtful accounts.



1995

The Company issued 665,500 shares valued at $142,305 in compensation for bonus, services rendered and compensation for performance.

The Company issued 1,100,000 shares valued at $446,000 in settlement of acquisition cost for subsidiaries and start-up costs.

The Company offset a stockholder notes receivable for $370,483 against notes payable-officers.

The Company canceled subscriptions receivable for $38,000 along with the corresponding shares and applicable paid-in capital.

The Company recognized $134,500,000 in forest reserve and a corresponding note payable in a timber purchase and sale agreement executed with the owner of lands in Belize, Central America.

The Company recorded $15,891,175 in revenue and a corresponding note receivable-related party being the Company's proportionate portion of gross revenue recognized.

The Company recognized deferred revenue and a note receivable from a related party for services in administering land in Belize, Central America.







The notes on pages 9-13  form an integral part of these financial statements.

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended 31st December 1996 and 1995


                                                                          Retained        Other
                                      Common stock          Additional    Earnings     Stockholders'
                                         number              paid-in    (Accumulated      equity
                                       of shares    Amount   capital       deficit)      accounts

                                      -------------------------------------------------------------
                                      C>
Balance 1st January 1995              11,576,759  $115,768   $12,082,293  ($15,194,636)  ($443,483)

Shares of restricted common stock        152,000     1,520        64,480        0             0
Shares issued in lieu of employee
  bonus, compensation, commission        553,000     5,530       112,025        0             0
Cancel subscription receivable           (47,500)     (475)      (37,525)       0           38,000
Shares issued for investment services    112,500     1,125        23,625        0             0
Acquisition cost of subsidiaries         300,000     3,000        63,000        0             0
Shares in settlement of start-up costs   800,000     8,000       392,000        0             0
Offset against notes payable--officers      0          0            0           0          370,483
Net income                                  0          0            0       14,633,493        0
                                     -------------------------------------------------------------

Balance at 31st December 1995         13,446,759  $134,468   $12,699,898     ($561,143)   ($35,000)



Sale of restricted common stock          149,720     1,497        48,503        0             0
Shares issued as compensation to
  employees/officers                     412,500     4,125        99,000        0             0
Shares issued for legal and
  consulting services                     89,200       892        21,258        0             0
To reverse shares incorrectly recorded
  as issued in 1995                   (1,050,000)  (10,500)     (441,500)       0             0
Shares issued for notes and interest
  payable                              1,626,700     16,267      840,417        0             0
Shares issued for stock bonus plan       500,000      5,000       95,000        0             0
Shares issued for deferred expenditures   40,000        400        8,400        0             0
Reclassified as other asset                 0          0            0           0           13,000
Written off to expense                      0          0            0           0           10,000
Prior year adjustment                       0          0            0          430,000        0
Net income                                  0          0            0          358,145        0
                                     -------------------------------------------------------------

Balance at 31st December 1996         15,214,879   $152,149   $13,370,976     $227,002    ($12,000)
                                      =============================================================





























The notes on pages 9-13 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
31st December 1996 and 1995

1.   STATUS

The Company was incorporated under the laws of the State of Delaware in 1987. The Company invested in a California-based National bank and developed a franchise system whereby member banks were supported by various financial products and services.

Unable to achieve profitability the Company discontinued its franchise efforts. During 1991, 1992, 1993 and 1994, the Company focussed on finding a new business direction that would provide the basis for building a growth and added value group of operations. In 1995, under the guidance of a new Board of Directors, the Company began actively promoting its property interest in a 31,000-acre piece of prime Belizean real estate.

As a result of the pursuit of the equity, and later a shareholder interest in the property in Belize, through its subsidiaries and affiliates, the Company is engaged in the development of a master plan for a mixed-use destination residential and resort development, a Belizean mahogany and hardwood timber and wood processing operation, the development and sales of residential lots, condominiums, a members club, a world-class destination resort, and a variety of other related ventures.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements includes only the accounts of Wall Street Financial Corp. (the Company) and its wholly owned subsidiaries WSF Trust Corporation of Belize Limited and Belize Transportation Agencies Limited.

All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of Belize Transportation Agencies Limited, the Company's subsidiaries were inactive.


3.   ADVANCES RECEIVABLE

Advances receivable at 31st December 1995 consists of advances to Ernest Jackson and Jackson's companies for operating purposes in 1994 for $2,729,443. The amount is considered doubtful and is included in 1995 provision for doubtful accounts. In 1996 the account was written off.


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

Marketable equity securities were sold in 1996.


5.   PLANT AND EQUIPMENT

Plant and equipment are recorded at cost. Renewals and major improvements are capitalized; minor replacements, repairs and maintenance are expended when incurred.

Depreciation is calculated on the historical cost using the straight-line method based on plant and equipment estimated useful lives. The following are the depreciation rates:

              Furniture and fixtures             20%
              Equipment                          20%


6.   RELATED PARTIES TRANSACTIONS

The Company owns 23.63% of Compradore Limited, a Hawaii Corporation which in turn owns 31,423.45 acres of fee simple property in Belize, Central America. Forest resource on the land is estimated at $134,500,000.

The Company owned 100% of WSF Trust Corporation of Belize Limited. WSF Trust was appointed by Compradore Limited as the sole Trustee and Asset Manager of the assets (land) of Compradore for a fee of 50% of the gross proceeds derived from the projects. WSF Trust recorded a note receivable from Compradore Limited and deferred income of $67,250,000.

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



7.   CONVERTIBLE PROMISSORY NOTES PAYABLE
                                                        1996       1995
Convertible promissory notes payable consist of the following:

NISSIM TSE - principal                                    ---      150,000
Unsecured:  12.75% note issued 31/10/90.
Due date 31/10/93. The Company has obtained oral extension for this date.


Benjamin Ynson / Phesco - principal                   100,000      100,000
Unsecured:  12.75% note issued 31/10/90.
Due date 31/10/93. The Company has obtained oral extension for this note.

Roy Adaniya - principal                                50,000       50,000
Unsecured:  10% note issued 23/8/95.
Due date 30/9/97.

Paul Grab - principal                                  25,000       25,000
Unsecured:  note issued 12/11/95.


Roy and Lavern Adaniya - principal                     50,000         ---
Unsecured: 10% note issued 26,1,96.  Due
date:  31/1/98.  The Company has obtained
oral extension for this note.
James Schuler - principal                            1,100,000        ---
Original amount of loan: $2,000,000;
10% note issued 28/6/96. Secured: 10% of gross timber revenues. Due date: 31/12/96.
The Company has obtained oral extension
for this note.

Roy and Lavern Adaniya - principal                      25,000        ---
Unsecured: 8% note issued 12/11/96. Due date: 31/12/96. The Company has obtained oral extension for this note.

NISSIM TSE - principal                                 125,000        ---
Unsecured: 8% note issued 8/11/96. Due date:
31/12/96. The Company has obtained oral extension for this note.

Notes related to Jackson Builders Corporation            ---     2,450,000
/Ernest J. Jackson: notes executed by Ernest J.
Jackson while chairman but not properly authorized
by the board.  The Company holds Ernest J.
Jackson personally liable while recognizing
the potential liability.
                                                    ----------  ----------
                                                    $1,475,000  $2,775,000
                                                    ==========  ==========

8.   PAYROLL TAXES

Effective 1st January 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS
109) which requires a change from the deferred method to the asset and liability method of accounting for income taxes.


9.   LITIGATION

The Company is a party to several claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.


10.   RESERVE

Reserve represents transfers from notes payable, $450,000, and from litigation payable, $150,000.


11.   NOTES PAYABLE

Notes payable consist of the following related party accounts:


                                              1996                1995

      Compradore note payable                 160,000               ---
      WSFC note payable (note 6)          134,500,000       134,500,500
      WSFC note receivable (note 6)       (67,250,000)      (67,250,000)
      WSFC note receivable (note 6)       (15,891,175)      (15,891,175)
                                          -----------       -----------
                                          $51,518,825       $51,358,825
                                          ===========       ===========



12.   STOCKHOLDERS' EQUITY

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

Of the 15,214,879 outstanding shares of Common Stock as of 31st December 1996, approximately 3,638,120 shares are restricted as to resale. These shares may not be traded publicly or otherwise transferred except as permitted under various exemptions contained in the Securities Exchange Act, or upon satisfaction of the registration and prospectus delivery requirements of the Securities Exchange Act.




13.   RETAINED EARNINGS/<ACCUMULATED DEFICITS>

                                                    1996            1995

  Balance at the beginning of the year           (561,143)      (15,194,636)
  Profit for the year                             358,145        14,633,493
  Prior year adjustment (note 18)                 430,000               ---
                                                 --------       -----------
                                                 $227,002         ($561,143)
                                                 ========       ===========


14.   INCOME TAX

As of 31st December 1996, the Company has available estimated accumulated net operating losses of approximately $600,000. The Company is preparing its federal income tax returns for filing from 1990 through 1996. These losses can be carried forward and applied against future income of the Company for federal and state income tax purposes. The net operating losses will expire on various dates through 2010. The Company's income tax returns which are not closed for examination by statues have not been examined by the taxing authorities.



15.   NET PROFIT PER SHARE

Net profit (loss) per share is based on weighted average number of shares outstanding of 13,917,330 for 1996 and 11,864,092 for 1995.



16.   TRANSPORTATION AND SERVICES--GROSS PROFIT

                                                 1996               1995

      From revenue                              143,390               ---
      Direct expenses                          (115,944)              ---
                                               --------             -----
                                                $26,446               ---
                                               ========             =====





17.   OTHER INCOME
                                                 1996               1995

      Sale of land option                       160,000               ---
      Debt forgiveness/payable written off      452,993               ---
      Others                                        292            78,649
                                                -------            ------
                                               $613,285           $78,649
                                               ========           =======



18.   PRIOR YEAR ADJUSTMENT

      Prior year adjustment is a result of 1995 expenses overstated.

Report of the Auditor on Supplementary Information

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of Wall Street Financial Corporation and subsidiaries as of and for the years ended 31st December 1996 and 1995, which is in the preceding section of this report. The supplementary information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Mark C. Hulse
Chartered Accountant
2nd December 1997



Belize City
Belize, C.A.










Member Firm of
SUMMIT INTERNATIONAL ASSOCIATES INC. (New York)
Wall Street Financial Corporation and Subsidiaries
OPERATING EXPENSES
Years Ended 31st December 1996 and 1995

                                             1996               1995
                                             ----               ----

Fuel                                          4,039                ---
Salaries, wages and compensation             48,613            269,380
Auto                                          1,605                119
Employee benefits                               ---              6,479
Employee parking                                771              4,381
Rent                                         11,048             19,184
Utilities                                    13,269              6,334
Bank charges                                  2,056                 39
Delivery and postage                          2,532              1,321
Insurance                                     1,222              1,426
Licenses and fees                               297                827
Office expenses                               3,195              1,139
Office supplies                               3,165              1,811
Printing                                      3,175             11,850
Repairs and maintenance                       1,076              1,429
Donation                                         50                ---
Supplies - other                                ---                 56
Accounting                                    7,372              5,888
Legal                                        16,323             61,457
Outside services                              5,572             78,262
Other professional services                     918                ---
Meals and entertainment                       1,166              3,439
Travel and transportation                     5,823              3,045
Advertising and promotion                     1,052                ---
Public relations                              2,842              5,155
Dues, subscriptions and memberships             362                531
Other operating expenses                        106                ---
Bad debts                                    14,000            269,965
Organizational expense                          ---             12,000
Taxes-other                                     ---                330
                                          ---------           --------
                                           $151,649           $765,847
                                          =========           ========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

In December 1995, the accounting firm Mark C. Hulse, Chartered Accountant, Member Firm of Summit International Associates was approved at the Annual Shareholders meeting as the Company's independent certifying accountant due to the Company's focus on utilization of its Belize assets. Mark C. Hulse, Chartered Accountant, formerly representing KPMG Peat Marwick in Belize, and the firm of Grant Thornton LLP were the Company's prior accountants. The Company anticipates to continue to utilize the services of KPMG Peat Marwick and Grant Thornton LLP for other accounting matters and/or consulting services.
Additional information about the appointment of Summit International Associates, Belize Office as the Company's certifying accountants, is as follows:

A. The date of such appointment of Summit International Associates, Belize Office as the Company's independent certifying accountant was in December 1996.


B. There have been no disagreements with the previous accountant of the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure.


C. The accountants' reports on the financial statements of the Company for the last three years in which audits were prepared did not contain adverse opinions or disclaimer of opinions nor were such reports qualified as to audit scope or accounting principles.


D. The decision to change accountants resulted from the change in affiliations of Mark C. Hulse, Chartered Accountant in Belize from KPMG Peat Marwick to Summit International Associates.


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


Gerhart W. Walch: 49, Mr. Walch has been the Chairman of the Board, President and Chief Executive Officer of WSF and all its subsidiaries from 10/94 - Present; Mr. Walch is a Co-Founder of WSF and has served as a director or as an officer since its inception in 1987. He is the Chairman of the Board and President of Compradore Limited, WSF's affiliated land holding company. Mr. Walch served as Chief Financial Officer, Chief Executive Officer and/or Managing Director or Director in private or public companies since 1974.


Richard G. MacMillan, Esq.: 56, Mr. MacMillan has been the Secretary of Wall Street Financial Corporation and all its subsidiaries 1986-Present. Mr. MacMillan is an attorney in private practice in Honolulu, Hawaii. He has been a lecturer in the areas of real estate, securities and tax and also served as a District Court Judge.



Gail Kitaji, Ph.D.: 50, Dr. Kitaji is Principal Financial Officer and Treasurer of the Company, 5/95 - Present. Dr. Kitaji has been Operations Planning Manager (Financial) for the Lanai Company 9/91 - 9/93; VP-Finance and Controller of Alaska General Alarm, Inc., 1987 - 1989.


Michael Singh: 33, Mr. Singh is a member of the Board of Directors of WSF. He is the President and Chief Operating Officer of Belize Transportation Agencies Limited ("BTAL") and its subsidiary Mayan Freight Lines, Inc. since December 1995-Present. Between 1989 - 1995, Mr. Singh has held numerous positions with
Tropical Shipping Company, Ltd., and was the Country Manager, Belize.   He is
the Chairman of the Board of the Air Traffic Licensing Authority of Belize.



Antoine Y. Gedeon: 51, Mr. Gedeon is Senior Vice President and a member of the Board of Directors of WSF since November 1995-Present. He has held financial, managerial and top management positions in the hospitality industry with Hilton and Regent Hotels since 1969. He is the founder/president of the Vanuatu Hotel & Restaurant Association, and an air-tour and ground transportation operation in Honolulu, Hawaii.


Gordon E. Rapozo: 62, Mr. Rapozo is a member of the Board of Directors and Chairman of the Audit Committee of WSF 4/96 - Present. He is a co-founder of WSF and has been the Treasurer, Chief Financial Officer of WSF between 1987 - 2/94. Mr. Rapozo is a Public Accountant in private practice. He previously served as Senior Loan Officer and Treasurer of GECC Financial / GE Capital Hawaii, a General Electric Company.


Roy S. Adaniya, M.D. 56, Dr. Adaniya is a member of the Board of Directors of WSF since December 1996, Chairman of the Compensation Committee since 4/97 and member of the Executive Committee since 7/97. He is the Director of Pulmonary Services at the Straub Clinic and Hospitals in Honolulu, Hawaii. He serves as a Clinical Associate Professor of Medicine at the John A. Burns School of Medicine, University of Hawaii. His interests include development of health delivery systems and wellness planning.


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


                             SUMMARY COMPENSATION TABLE

                                                     Long Term Compensation
                                             -------------------------------
                       Annual Compensation           Awards         Payout
                       --------------------  --------------------  ---------
  (a)            (b)     (c)    (d)    (e)        (f)      (g)      (h)        (i)
                                     Other
Name                                 Annual   Restricted
and                                  Compen-  Stock                LTIP      All Other
Principal              Salary  Bonus sation   Award(s)   Options/  Payouts   Compensa-
Position         Year    ($)    ($)    ($)      ($)      SARs (#)    ($)     tion ($)
---------------------------------------------------------------------------------------
Gerhart Walch    1996     0     0     0       0              0        0         0
 President,CEO   1995     0     0     0       $12,500 <F1>   0        0         0
 Chairman        1994     0     0     0       0              0        0         0

<F1>
(1)  In 1994, the Company awarded Mr. Walch 50,000 shares of common stock for services rendered.
On the day of the grant, the closing market price was $.25.  Therefore, for purposes of the
Summary Compensation Table the dollar value of such restricted stock award was $12,500.

No options, stock appreciation rights or long-terms incentive plan awards were issued or granted to the Company's management during the fiscal year ending December 31, 1996 and 1995. As of December 31, 1996, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.


Compensation of Non-Employee Officers & Directors

The Company's non-employee directors are compensated $500 per board meeting attended in addition to 50,000 shares of common stock of the Registrant. The Company's non-employee officers, receive consulting fees and 50,000 shares of the common stock of the Registrant. The shares will be issued immediately in the Director's or Officer's name, but will be held by the Secretary of the
Corporation until vested is in full.   The rate of vesting of these shares will
occur at the rate of 8% per month, on the last day of each month, beginning January 1, 1996, with the residual shares being vested at December 31, 1996, unless an acceleration of vesting occurs. The Company will reimburse for reasonable and approved expenses.

Employment Agreements

Effective January 1, 1996, a new employment agreement was entered into with Gerhart W. Walch for a minimum 3 (three) year term and provides for a base salary of $9,000 per month, (reduced from its original $12,500 per month), 100,000 shares of common stock and a performance based incentive bonus compensation package, consisting of cash and stock bonuses, relating to the three year business plan, subject to the recommendation of the Compensation Committee of the Board of Directors. This compensation was deferred by Gerhart
W. Walch.

Effective January 1, 1996, engagements agreements were entered into with Dr. Gail Kitaji, Ph.D., Michael Singh and Antoine Y. Gedeon which provide for each individual a base salary of $5,500 per month, 100,000 shares of common stock and a performance based incentive bonus compensation package consisting of cash and stock bonuses, relating to the implementation of the three year business plan, subject to the recommendation of the Compensation Committee of the Board of Directors. This compensation was partially waived by Dr. Kitaji, Mr. Singh and Mr. Gedeon.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 31, 1996 by: (1) each officer and director of the Company;

(ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

                                       Number of
                                         Shares
        Name                           Owned (1)             Percent


    Gerhart Walch (1)(2)                4,255,729             28.0%
    4057 Black Point Road
    Honolulu, HI 96816

    Gordon E. Rapozo (1)                  277,258              1.8%
    187 Nawiliwili Street
    Honolulu, HI 96825

    Dr. Gail Kitaji, Ph. D. (1)           203,000              1.3%
    1325 Wilder Avenue, 21 Makai
    Honolulu, HI 96822

    Richard MacMillan, Esq. (1)           271,750              1.8%
    7016 Kamilo Street
    Honolulu, HI 96820

    Antoine Y. Gedeon (1)                 113,247               .7%
    1016 Laukupu Way
    Honolulu, HI  96825

    Michael Singh (1)                     100,000               .7%
    South Street
    Belize City, Belize, C.A.

    Roy S. Adaniya, M.D.(1)               130,000               .9%
    2903 Laola Pl.
    Honolulu, HI  96813

    All Officers and Directors          5,350,984             35.2%
    as a Group (7 persons)

    Total Shares Issued and            15,214,879            100.0%
    Outstanding

(1)  These individuals are the officers and/or directors of the Company.

(2)  Mr. Walch is the CEO and director of the Company.


iii. each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

                                       Number of
                                         Shares
        Name                               Owned             Percent

Nissim Tse                              1,026,683              6.8%
30 Queens Rd
Central Hong Kong

William Y. Yano                           958,150              6.3%
1750 Kalakaua Ave #3301
Honolulu, Hawaii


(b) Security Ownership of Management.  See Item 12(a) above.

(c) Changes in Control. No changes in control of the Registrant are contemplated.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


In 1996, the Company issued a total of 541,700 shares to officers, directors, employees and others in lieu of, or in addition to, cash compensation. These shares were issued to the following:


                                   Number              Year
         Name                     of Shares           Issued

Masahiro Tsuchiya             12,500          1996

Steven Grimme'                100,000         1996

Roy S. & LaVern G Adaniya          30,000          1996

Michael Huyhn                 60,000           1996

Deni Leonard                  50,000          1996

Gordon Rapozo                 50,000          1996

Richard G. MacMillan, Esq.         138,000          1996

Gail Kitaji                   100,000         1996

Steven Kornbluth                    1,200          1997



Parents of Company

The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 12.





ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.   No Exhibits are filed with this Report.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K in 1996.

February 29, 1996 Form 8-K.   The Company announced Bid opening and requests for
proposals for development projects of the Plantation's property in Belize, Central America, particularly as related to the implementation of a timber resource management plan.

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


WALL STREET FINANCIAL CORPORATION


By /s/ Gerhart W. Walch                                     December 23. 1997
    Gerhart W. Walch
    Chairman, President and
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                           Date

/s/ Gerhart W. Walch          President/CEO                  December 23,1997
Gerhart W. Walch              and Director
                              Principal Executive Officer


/s/ Roy S. Adaniya, M.D.      Director                      December 23,1997
Roy S. Adaniya, M.D.          Chairman
                              Compensation Committee


/s/ Antoine Y. Gedeon         Sr. Vice President            December 23,1997
Antoine Y. Gedeon             and Director



/s/ Gail Kitaji, Ph.D.        Treasurer                     December 23,1997
Gail Kitaji, Ph.D.            Principal Financial Officer



/s/ Richard G. MacMillan      Secretary, Counsel        December 23,1997
Richard G. MacMillan, Esq.


/s/ Gordon E. Rapozo          Director                     December 23,1997
Gordon E. Rapozo              Chairman Audit Committee



/s/ Michael Singh             Subsidiary President         December 23,1997
Michael Singh                 and Director


[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                     YEAR
[FISCAL-YEAR-END]             DEC-31-1996
[PERIOD-END]                  DEC-31-1996
[CASH]                            6668
[SECURITIES]                         0
[RECEIVABLES]                  3276494
[ALLOWANCES]                  (3106854)
[INVENTORY]                          0
[CURRENT-ASSETS]                177610
[PP&E]                           24860
[DEPRECIATION]                   (4339)
[TOTAL-ASSETS]               135288323
[CURRENT-LIABILITIES]          1696784
[BONDS]                              0
[COMMON]                        152149
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY] 135288323
[SALES]                          26446
[TOTAL-REVENUES]                639731
[CGS]                                0
[TOTAL-COSTS]                   153575
[OTHER-EXPENSES]                 98037
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]               29974
[INCOME-PRETAX]                 358145
[INCOME-TAX]                         0
[INCOME-CONTINUING]                  0
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                    358145
[EPS-PRIMARY]                     .03
[EPS-DILUTED]                     .03