Form 10QSB
period 1997-03-31
WALL STREET FINANCIAL CORP /DE/
filed 1998-02-02
CIK 837491

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                       1088 Bishop Street, Suite 202
                             Honolulu, HI 96813
                  (Address of principal executive offices)

                               (808) 526-3999
                          Issuer's telephone number

                               Former address:
                       1088 Bishop Street, Suite 1104
                             Honolulu, HI  96813

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes         No   X

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                            Outstanding at December 9, 1997

    $.01 par value                                       15,940,039

Transitional Small Business Disclosure Format (Check one) Yes     No  X

                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                     WALL STREET FINANCIAL CORPORATION

                    For the Quarter ended March 31, 1997

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - March 31, 1997 and
                     December 31, 1996                              .....3

                  Statement of Operations - Three months
                     ended March 31, 1997 and 1996                  .....5

                  Statements of Cash Flows - Three months
                     ended March 31, 1997 and 1996                  .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....14

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....14

Item 5.        Other Information                                    ....14

Item 6.(a)     Exhibits                                             ....14

Item 6.(b)     Reports on Form 8-K                                  ....14

              Wall Street Financial Corporation and Subsidiary
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,       December 31,
                                                   1997              1996
                                                (unaudited)       (audited)
        Assets

Current Assets
 Cash                                              $2,048              $6,668
 Accounts receivable                                                   20,547
 Prepayment                                           350               1,302
                                             ------------        ------------
       Total current assets                         2,398              28,517
                                             ------------        ------------
Advances Receivable-
 Officers                                                              47,543
 Other                                                                  1,550
                                             ------------        ------------
                                                        0              49,093
                                             ------------        ------------

Note receivable                                   100,000             100,000

Plant and equipment
 Furniture and fixtures                             3,247               7,234
 Equipment                                          9,527              17,626
                                             ------------        ------------
                                                   12,774              24,860
 Less:  accumulated depreciation                    4,955               4,339
                                             ------------        ------------
       Plant and equipment-net                      7,819              20,521
                                             ------------        ------------
Other Assets                                      537,027             242,912

Deferred Expenditure                              413,282             347,280

Forest Resource                               134,500,000         134,500,000
                                             ------------        ------------
                                             $135,560,526        $135,288,323
                                             ============        ============

















 The notes on page 7 form an integral part of these financial statements

              Wall Street Financial Corporation and Subsidiary
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1997           1996
                                                  (unaudited)     (audited)


 Liabilities and Shareholders' Equity


Current Liabilities
 Short-term debt                                                      $4,293
 Convertible promissory notes payable             $1,424,000       1,475,000
Accounts payable-trade                               211,607         217,491
                                                ------------    ------------
                                                   1,635,607       1,696,784
                                                ------------    ------------
Accrued liabilities
     Payroll taxes                                    96,636          79,675
     Interest payable-ofc/dir                         18,758          38,851
     Interest payable                                173,119         135,739
                                                ------------    ------------
                                                     288,513         254,265
                                                ------------    ------------
Other current liabilities
     Litigation settlement                            20,000          20,000
                                                ------------    ------------
     Total current liabilities                     1,944,120       1,971,049

Notes Payable-ofc/dir                                385,905         210,322
Reserve                                              600,000         600,000
Notes Payable                                     51,518,825      51,518,825
                                                ------------    ------------
     Total liabilities                            54,448,850      54,300,196

Deferred Revenue                                  67,250,000      67,250,000


Shareholders' Equity
 Common stock-authorized, 25,000,000
     shares of $.01 par value; issued
     and outstanding 15,214,959 shares
     in 1995 and 15,214,879 at 03/31/97              152,149         152,149
 Additional paid-in capital                       13,370,976      13,370,976
 Retained earnings                                   350,551         227,002
                                                ------------    ------------
                                                  13,873,676      13,750,127
 Less:
     Treasury stock                                  (12,000)        (12,000)
                                                ------------    ------------
                                                  13,861,676      13,738,127
                                                ------------    ------------

                                                $135,560,526    $135,288,323
                                                ============    ============





  The notes on page 7 form an integral part of these financial statements.

              Wall Street Financial Corporation and Subsidiary
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      for Three Months Ending March 31,


                                                 1997                 1996
                                             (unaudited)           (audited)


Revenue
 Operating                                      $154,172             $21,963
 Gain on investment                              183,279
 Interest and dividend income                         54
 Other                                               100
                                                --------           ---------
                                                $337,605             $21,963
                                                --------           ---------

Expenses
 Cost of sales                                   $70,075             $17,551
 General & administrative                          4,999             164,824
 Other expense                                                         2,266
 Depreciation                                        616               1,660
 Interest expenses                                44,204              19,631
 State/Federal taxes
                                                --------           ---------
                                                 119,894             205,932
                                                --------           ---------

Income/(loss) from operations                   $217,711           ($183,969)
                                                ========           =========

Net income/(loss) per share from operation         $0.01              ($0.01)
                                                ========           =========



























The notes on page 7 form an integral part of these financial statements.

               Wall Street Financial Corporation and Subsidiary
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Three Months Ended March 31,


these numbers not updated                           1997              1996
                                                (unaudited)         (audited

Cash flows from operating activities:
   Net income/(loss) from operations              $217,711         ($183,969)
Items not affecting working capital
   depreciation                                        616             1,660
Changes in assets and liabilities:
   increase/(decrease) in assets & liabilities     (72,703)          125,747
                                                ----------         ---------
                                                   145,624           (56,562)
                                                ----------         ---------
Cash flows from investing activities:
   Purchase of auto                                                   (3,950)
   Purchase of furniture                            (1,413)           (2,500)
   Purchase of equipment                                              (5,706)
   Addition to building improvements                                 (10,854)
   Addition to other assets                       (324,403)          (55,140)
                                                ----------          --------
Net cash used in investing activities             (325,817)          (78,150)
                                                ----------          --------
Cash flows from financing activities:
   Proceeds from securities                                            50,000
   Proceeds from notes payable                                         50,000
   Proceeds notes payable-officers                 175,573             43,348
                                                ----------          ---------
                                                   175,573            143,348
                                                ----------          ---------
Net (decrease) in cash                              (4,620)             8,636
Cash at beginning of year                            6,668                  0
                                                ----------          ---------
Cash at end of period                               $2,048             $8,636
                                                ==========          =========

Cash paid during the period for:
Interest                                                $0                $0
















The notes on pages 7 form an integral part of these financial statements.

 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

(1) The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

(2) The 10-QSB filing condensed financial statements for the three months ending March 31, 1997, consist of the consolidated financial statements of Wall Street Financial Corporation ( WSF ) and its wholly owned subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Development Company Limited, and Wall Street Internet Corp., (a development stage company).

ITEM  2

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

(a)  General Development

The Registrant (also referred to as the Company ) was incorporated under the laws of the State of Delaware in March 1987. The Company invested in a California-based National bank and developed a franchise system whereby member banks were supported by various financial products and services. Unable to achieve profitability the Company discontinued its franchise efforts. In 1995, under the guidance of a new Board of Directors, the Company began actively focusing on its interest in a 31,000-acre parcel of prime Belizean real estate property.

Since  1996 the Company s   focus  is that of a holding company with three main
operations,  a)  trust and asset management,  b)  plantation  revitalization,
c) the planning and development of a world-class destination resort with one or more Caribbean sea-front hotels.

WSF Trust Corporation of Belize, Ltd.("the Trust Company"), a Belize trust company and wholly-owned subsidiary of Registrant, was formed to implement the corporate strategy involving trust and asset management. The Trust Company was declared a full service trust corporation pursuant to the Trust Corporation Act of the Laws of Belize. With the establishment of the Trust Company and the appointment of the Trust Company as the sole trustee and asset manager of one of the largest private Plantations in Belize, the Registrant assumed an active role in the economic development of the Country of Belize. To implement these plans and achieve these objectives the Trust Company has and will make investments in synergistic companies and/or enter into joint ventures with qualified strategic partners (see section on "Operations").

Mayan Resorts Development Company, Ltd. ("Mayan Resorts), a Belize company, a wholly-owned subsidiary of the Trust Company, has the primary objective to plan and develop a major destination resort destination in the Country of Belize on a 50-square-mile oceanfront parcel generally known in Belize as the Salt Creek Estate or Salt Creek Plantation. Such development will include
(1) implementation of a sustainable Plantation Revitalization Plan that includes agriculture, forestry and aquaculture projects and (2) preparation and implementation of a Master Development Plan for a mixed-use, world-class destination health and wellness resort. The Master Development Plan will strive to utilize the plantation operations as ecological attractions and the many Mayan sites on the property as cultural attractions.

Compradore Limited, a Hawaii company, is the registered owner of the property and holds the Transfer Certificate of Title ("TCT") dated December 19, 1973, registered in the Land Titles Register Volume 8, Folio 300, at the Belize General Registry. The TCT encompasses 38,677-acres of land. Due to subsequent transfers, the Plantation was reduced to 31,423.45 acres in 1989. The Registrant owns twenty-three and 62/100 percent (23.62%) of the common stock of Compradore Limited, the title holder of the 31,423.45-acres Plantation . WSF Trust Corporation of Belize, Ltd. is the sole trustee and asset manager of the Plantation.

Wall Street Internet Corporation, a Hawaii company and wholly-owned subsidiary of Registrant, will serve as the communications and marketing arm for all of Registrant s operations. This company remains a development stage company and is based in Honolulu, Hawaii.

                                     -8-
LIQUIDITY AND CAPITAL RESOURCES


Assets

Total assets at March 31, 1997, were $135,560,526 as compared to $135,288,323 at December 31, 1996. As of March 31, 1997, the Company had cash balances of $2,048 compared to December 31, 1996 cash balances of $6,668. On March 31, 1997, current assets of the Company were $2,398 compared to $28,517 at December 31, 1996.

Forest Resource

Forest Resource was $134,500,000 at March 31, 1997, and $134,500,000 at
December 31, 1996, and consists of about 14,576 acres dense broad-leaf forest range that, pursuant to its assessment, contains 60,000 mature and merchantable #1 and #2 grade Honduras Mahogany and more than 240,000 other merchantable hardwood trees, mostly cedar. With the implementation of an ecologically sound Forestry Management and Timber Processing Plan this resource should remain sustainable based on an estimated growth in merchantable hardwoods of approximately seven million board feet (7,000,000
BF) or more per annum. Initial plans call for the harvesting and processing of approximately one million five hundred thousand board feet (1,500,000
BF)in 1998 to be used for export and secondary wood-processing of value-added products.

Land Resource

No value is reflected with regards to the 23.62% Company s ownership in Compradore Ltd. or in the Company's interest as sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate in Belize City District, Belize, Central America.

  Liabilities

Liabilities for the Company were $54,448,850 at March 31, 1997, compared to $54,300,196 at December 31, 1996. Of these liabilities, 51,518,825 is due to an affiliate at March 31, 1997 and December 31, 1996.

Current liabilities

Current liabilities for the Company were $1,944,120 at March 31, 1997, compared to $1,971,049 at December 31, 1996. The reduction in current liabilities is a result of the Company s strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to convert, re-negotiate or pay all or a portion of the current liabilities in 1998. However, no assurance can be given to that effect.

Deferred Revenue

As the sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate, WSF Trust Corporation of Belize Limited will receive fifty (50%) percent of all revenues. This contract is similar to limited partnership contracts, in which the general partner (in this case WSF Trust) receives a share of the property s income. The deferred revenue of $67,250,000 equals 50% of the revenue from the sale of the timber resources and will become
revenue at the time the timber is processed and shipped.   The  Company has
begun harvesting and processing hardwood into lumber during the first Quarter of 1997 and anticipates full production capabilities for lumber and value-added wood products during the first Quarter of 1998.



                                    -9-
Shareholders' Equity

The Company has shareholders' equity in the amount of $13,861,676 at March 31, 1997, compared to $13,738,127 at December 31, 1996.


RESULT OF OPERATIONS

Revenues

The Company had operating revenues of $154,172 for the three month period ending March 31, 1997, as compared to $21,963 for the comparable quarter in 1996. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans progress.

Expenses

Expenses decreased to $119,894 for the three months ending March 31, 1997, compared to $205,932 for the comparable quarter in 1996. The decrease in expenses is due to Management s continued restraint in incurring expenses, and accruing deferred expenses with regards to projects in the planning and
development phases  .    The senior officers of the company waived significantly
all, and/or deferred, their contractual salaries for the reporting period.

Net Operating Income (Loss)

A net operating income of $217,711 for the Quarter ended March 31, 1997, was achieved, compared to a net operating loss of ($183,969) at March 31, 1996. The net income is due to successful test marketing results, the continued effort of management to minimize general & administrative costs as well as the reduction in interest expenses, and the capitalization of development costs.

PLAN OF OPERATION

 (a)  General

     To implement the plantation revitalization and resort development plans and to achieve desired objectives, the Company will provide capital to its
Belize based Trust   Company, which in turn   will  make investments in
synergistic companies and/or enter into joint ventures with qualified strategic partners.

(b)  Operations

The Registrant s activities during the first Quarter of 1997 were focused on the continued assessment of the resources of its asset base, the reduction of its liabilities , the preparation and implementation of the Company s Plantation Revitalization Plan and the Resort Destination Development Plan.

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

                                   -10-
A portion of the Plantation is densely covered by a hardwood forest containing major stands of mahogany, cedar, pine, teak and other tropical hardwoods. The forested area occupies approximately 14,576 acres (5,901 hectares), or approximately 37% of the total land base of the property. All forestry operations will be based on sustained yield management. The Company manages the forest resources and plans to operate a sawmill and wood processing plant.

The Land Use Plan for the Plantation sets forth the appropriate land uses. The low-lying lagoon areas of the property are appropriate for agriculture and aquaculture ventures. In addition, many of these lagoons provide picturesque sites for various types of resort development and for parks, wildlife sanctuaries and other recreation purposes. Also noted on this plan is the proposed location for a Phase I-Development Plan for a 1,000-acre destination resort development. In addition to ecological and archaeological tourism, an additional theme incorporated into the Plantation revitalization and development is that of health and wellness.


Mayan Resort Belize (Phase I - Development Project)

Mayan Resort Belize, a 1000-acre resort destination concept designed by the internationally renowned architectural firm of Wimberly Allison Tong & Goo, and landscape design by their affiliate Helbert, Hastert & Fee, is based on data provided by various consultants and was subsequently reviewed by Arthur Anderson.

Subject to raising the required project financing, the Company plans to develop Mayan Resort Belize through a partnership. When completed, the Mayan Resort Belize will be a world-class destination resort, managed by an international hotel management company, and will offer a wide variety of resort activities and amenities in the context of an ecologically sound environment. The development of this project is subject to raising the necessary infra-structure and construction financing. This project is also subject to executing a resort/hotel management agreement and other contingencies. Pursuant to the current plans the development of this project will include:

A 250-room, five-star resort hotel which can be accessed from the main national highway and by water is the centerpiece for Phase I. The hotel will provide guest-rooms clustered in low-rise buildings and in private bungalows scattered around man-made lagoons. Site well-back from the coastline, the resort will have swimming pools as well as marine access to many ocean sports. Adjacent buildings will provide a variety of food and beverage choices, ballrooms, meeting rooms and other typical hotel facilities. The architectural character of the resort will be expressed in low-rise colonial/tropical theme buildings built with local hardwoods taken from the Plantation's timber resources and the Company's wood-processing operations. In addition, innovative health and wellness programs will be created for residents, visitors and the neighbors of the resort.

According to the resort plans, retail shops with a total area of 20,000-sq. ft. will be clustered near the hotel complex. These shops will sell imported goods as well as provide an outlet for local craftsmen.

An 18-hole golf course planned to incorporate the land conformation will provide natural drainage for the interior of the site. The golf course will offer private memberships to residents and non-residents but will also permit play by resort guests. Planned recreational facilities also include a tennis club. These facilities will be supported by appropriate restaurants and food concessions, locker rooms, swimming pools and a health and wellness center.


                                    -11-
Current plans are for the resort to offer up to 1,085 improved single family residential houses and villas for sale during the development and construction phases. These properties will have golf course, lake or preservation area frontage and views.

A trial marketing effort has been completed during which 20 two- and four-acre ocean-front lots were purchased at an average pre-development purchase price of U.S.$10,000.00 per acre, subject to government approval. Once governmental approval has been obtained, Mayan Resorts plans to design and build ocean-front villas on these lots. Purchasers include physicians and other health care leaders. These professionals will make up the team advising the development of the wellness and health education theme of the resort which will include a wellness center and an education and medical center. The cost of construction of private homes on improved lots will be the responsibility of the owners, but must be within the overall design guidelines established for the resort. Design and construction packages will be offered to property owners.

This project is subject to a number of contingencies and there is no assurance that any resort destination will ever be built at the Plantation. This project is currently in the planning stages.

Plantation Revitalization Phase I - Forest and Timber Resources

The forest and timber resource assessments obtained through the engagement of qualified consultants concluded that the entire length of the Plantation is bordered inland by the North American Highway with many established access roads into the forested areas. The Plantation s high-bush land contains an estimated 60,000 mature and merchantable #1 and #2 grade Honduras Mahogany trees and over 240,000 other mature and merchantable hardwood trees. The more mature Honduras Mahogany trees, located in the center of the Plantation, are estimated to be between 40-50 years old with diameters between 23-36 inches and a clear bole of 30-50 feet. There is a commercial stocking density of approximately 49 trees per hectare in this timber range. Younger Honduras Mahogany trees, between 10-25 years in age, are located around the forest center. These trees have diameters of 12-24 inches, a clear bole of 18-24 feet, and have a commercial stocking density of 60 trees per hectare. (One hectare = 2.47 acres). Based on this assessment approximately 14,576 acres (37%) of the Plantation is considered high-bush land holding dense broadleaf forest cover and tree species of commercial value, consisting of approximately 60,000 mature and merchantable hardwood trees with an estimated value range of $107 Million U.S. to $166 Million U.S. Although the property has an extensive history spanning over 300 years as a citrus plantation, cattle ranch and forest range, it has been idle (not utilized for productive purposes) for half a century allowing the trees to mature. One of the preliminary assessments indicates that the annual growth appears to be over 5% per year or approximately 7.5 Million board feet. Among the assessments it was further reported that (1) a wide variety of non-wood products are also available on the property, (2) the wildlife resources are as impressive as its vegetation and (3) world class recreation opportunities are present on and near the Plantation. The assessment further indicates that tourism is booming in Belize due to the attraction of its ecological resources and that the tropical rainforest, wildlife, and the lagoons on the property are among the best in Central America.

The Company owns these timber resources in perpetuity.

The Company obtained its timber harvesting license and started a test
harvesting and milling program of its mahogany,  santa   maria  and other
tropical hardwood resources. Encouraged by the high-grade quality of the lumber, the Company exchanged its 100% interest in Belize Transportation Agencies, Ltd., d.b.a. Mayan Lines for 20.27% of Sandhill Enterprises, Ltd.,

                                    -12-
a Belizean company. Sandhill Enterprises, Ltd. owned and operated a tropical hardwood sawmill just adjacent to the Plantation, and is one of the two customers for the estate's timber. On December 28, 1997, the Company acquired all of the assets of Sandhill Enterprises, Ltd. On September 14, 1997, Mayan Resorts executed a renewable timber purchase contract for the annual delivery of approximately 1.2 million board feet of Honduras Mahogany with a leading North Carolina hardwood manufacturer.

The Company will continue to employ the services of forest- and land-management experts, as required, to prepare, implement and to maintain an ecologically sound, sustainable resource management plan that will preserve these resources for future generations.


Wall Street Internet Corporation

Wall Street Internet Corporation ( WSIC ), a Hawaii company and wholly-owned subsidiary of the Company was formed to operate as a communications and marketing tool for the Company s operations. Internet services will be based around the development and operation of two World Wide Websites, one for Hawaii and another for Belize. The websites will provide access to electronic media, content publishing of advertising, on-line marketing, secure commercial financial transactions and customized Internet services.
On March 21, 1996, the Company reported on Form 8-K, the establishment of its Internet Home Page: http:\\www.wsf.com.

The Company s ability to implement the above-described plan of operations will, to a large extent, be dependent upon management s ability to attract qualified developers as joint venture partners for the various non-company owned projects and to raise additional capital. While the Company is confident in producing the required investment and working capital through the sale of timber due to the increasing value of its hardwood timber resource, there can be no assurance that such capital will become available as required. The Company therefore will continue to seek capital from private and/or institutional investors. The Company plans to raise sufficient funds through a placement of debt or equity instruments to develop the required infrastructure for the project, including development of the golf-course and the pre-sale of lots, homes and villas.

The information set forth in this Plan of Operation is management s best estimate based upon current plans. Actual expenditures will be greater or lesser depending upon many factors including, but not limited to, available capital, overall market conditions in the plantation management and resort development, and the status of the commercial domestic and international financial markets.

 Due to possible economic or political factors that may affect the viability of this project, there can be no assurance that the Company will be able to raise the funds required for the implementation of all or portions of its plans.


  Inflation

The Company s business and operations have not been and are not expected to be materially affected by inflation.


Impact of Future Accounting Pronouncements

None

                                   -13-

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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


Item 2. Changes in Securities               None.


Item 3. Defaults Upon Senior Securities           None.


Item 4. Submission of Matter to a Vote of Security Holders     None.


Item 5. Other Information          None.


Item 6 (a) Exhibits           None.


Item 6 (b) Report on Form 8-K         None.










                                    -14-
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-QSB, and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.


Dated:      January 31,  1998


                                      WALL STREET FINANCIAL CORPORATION

                                           /s/  Gerhart W.  Walch
                                            President &
                                           Principal Executive Officer