Form 10QSB
period 1997-06-30
WALL STREET FINANCIAL CORP /DE/
filed 1998-02-02
CIK 837491

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30,  1997

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

                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                     WALL STREET FINANCIAL CORPORATION

                    For the Quarter ended  June 30,  1997

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets -  June 30,  1997 and
                     December 31, 1996                              .....3

                  Statement of Operations - Three months
                     ended June 30, 1997 and 1996                   .....5

                  Statements of Cash Flows - Three months
                     ended  June 30,  1997 and 1996                 .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....14

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....14

Item 5.        Other Information                                    ....14

Item 6.(a)     Exhibits                                             ....14

Item 6.(b)     Reports on Form 8-K                                  ....14

               Wall Street Financial Corporation and Subsidiary
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30,          December 31,
                                                 1997               1996
                                            (unaudited)           (audited)


       Assets

Current Assets
 Cash                                                                 $6,668
 Accounts receivable                           43,796                 20,547
 Deposits/prepayments                          16,558                  1,302
                                         ------------           ------------
       Total current assets                    60,354                 28,517
                                         ------------           ------------

Advances Receivable-
 Officers                                                             47,543
 Other                                                                 1,550
                                         ------------           ------------
                                                    0                 49,093
                                         ------------           ------------

Notes receivable                              100,000                100,000

Plant and equipment
 Furniture and fixtures                         3,247                  7,234
 Equipment                                      9,527                 17,626
                                         ------------           ------------
                                               12,774                 24,860
 Less:  accumulated depreciation                5,571                  4,339
                                         ------------           ------------
       Plant and equipment-net                  7,203                 20,521

Other Assets                                  508,655                242,912

Deferred Expenditure                          590,714                347,280

Forest Resource                           134,500,000            134,500,000
                                         ------------           ------------
                                         $135,766,926           $135,288,323
                                         ============           ============
















  The notes on page 7 form an integral part of these financial statements.

              Wall Street Financial Corporation and Subsidiary
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    June 30,     December 31,
                                                      1997           1996
                                                   (unaudited)    (audited)


 Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                                      $4,293
 Convertible promissory notes payable           $1,424,000         1,475,000
Accounts payable-trade                             221,317           217,491
                                              ------------      ------------
                                                 1,645,317         1,696,784
                                              ------------      ------------

Accrued liabilities
     Payroll and taxes                             111,923            79,675
     Interest payable-officers                      27,103            38,851
     Interest payable                              208,145           135,739
                                              ------------      ------------
                                                   347,171           254,265
                                              ------------      ------------
Other current liabilities
     Litigation settlement                          20,000            20,000
                                              ------------      ------------
     Total current liabilities                   2,012,488         1,971,049

Notes Payable-Officers                             390,164           210,322
Reserve                                            600,000           600,000
Notes Payable                                   51,518,825        51,518,825
                                              ------------      ------------
     Total liabilities                          54,521,477        54,300,196

Deferred Revenue                                67,250,000        67,250,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
     shares of $.01 par value; issued
     and outstanding 15,214,959 shares
     in 1995 and 15,214,879 at 06/30/97            152,149           152,149
 Additional paid-in capital                     13,370,976        13,370,976
 Retained earnings                                 484,324           227,002
                                              ------------      ------------
                                                14,007,449        13,750,127
 Less:
     Treasury stock                                (12,000)          (12,000)
                                              ------------      ------------
                                                13,995,449        13,738,127
                                              ------------      ------------

                                              $135,766,926      $135,288,323
                                              ============      ============





  The notes on page 7 form an integral part of these financial statements

                                      -4-

                          Wall Street Financial Corporation and Subsidiary
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                                                  for Quarter ended    for the six months ended
                                                    June 30,                     June 30,
                                                1997         1996          1997           1996

Revenue
 Operating                                      30,708       38,576        44,878        60,539
 Land Sale Option                              260,000      320,000        400,000       320,000
 Gain/(loss) on investment                      (1,036)                    182,243
 Interest and dividend income                       11                          65
 Other                                          52,126                      52,226
                                              --------    ---------       --------     ---------
                                               341,809      358,576        679,413       380,539
                                              --------    ---------       --------     ---------

Expenses
 Cost of sales                                 159,733      183,825        229,807       201,376
 Operating expenses                              4,000      324,498          8,999       473,480
 Interest expenses                              43,388      (80,074)        87,592       (60,443)
 Depreciation                                      616        2,516          1,232         4,176
Other expenses                                     300                         300         2,266
                                              --------    ---------       --------     ---------
                                               208,037      430,765        327,930       620,855
                                              --------    ---------       --------     ---------

Income/(loss) from continuing operations       133,772      (72,189)       351,483      (240,316)

Other Income
 Restructure of debt                                        264,292                      264,292
 Adjustment of Prior Year's Expense                         424,656                      424,656
                                              --------    ---------       --------     ---------
Income/from operations                        $133,772     $616,759       $351,483      $448,632
                                              ========    =========       ========     =========

Net loss per share continuing operations         $0.01       ($0.01)         $0.02        ($0.02)
Income per share-other income                                   .05                          .05
                                              --------    ---------       --------      --------
Net income/(loss) per share from operations      $0.01        $0.04          $0.02         $0.03
                                              ========    =========       ========      ========


























 The notes on page 7 form an integral part of these financial statements.

               Wall Street Financial Corporation and Subsidiary
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          Six Months Ended June 30,
                                 (unaudited)

                                                      1997            1996


Cash flows from operating activities:
   Net income/(loss) from operations                $351,483        $448,632
Items not affecting working capital
   depreciation                                        1,232           4,176
Changes in assets and liabilities:
   increase/(decrease) in assets & liabilities        17,181      (2,367,680)
                                                  ----------      ---------
                                                     369,896      (1,914,872)
                                                  ----------      ---------
Cash flows from investing activities:
   Purchase of auto                                                   (3,950)
   Purchase of furniture                              (1,413)         (2,500)
   Purchase of equipment                                              (6,844)
   Addition to building improvements                                 (10,954)
   Addition to notes receivable                                     (100,000)
   Addition to other assets                                           (8,987)
   Advances to affiliates/subsidiaries              (339,127)
                                                  ----------      ----------
Net cash used in investing activities               (340,540)       (133,235)
                                                  ----------      ----------
Cash flows from financing activities:
   Proceeds from securities                                          701,908
   Proceeds from convertible notes payable                         1,260,000
   Proceeds from notes payable-officers              (22,688)         89,079
                                                  ----------      ----------
                                                     (22,688)      2,050,888
                                                  ----------      ----------
Net (decrease) in cash                                 6,668           2,781
Cash at beginning of year                              6,668               0
                                                  ----------      ----------
Cash at end of period                                     $0          $2,781
                                                  ==========      ==========

Cash paid during the period for:
Interest                                                  $0              $0


















 The notes on page 7 form an integral part of these financial statements.

                                      -6-

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

(1) The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

(2) The 10- QSB filing condensed financial statements for the six months ending June 30, 1997, consist of the consolidated financial statements of Wall Street Financial Corporation ( WSF ), its wholly owned subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Development Company Limited, and Wall Street Internet Corp., (a development stage company).

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

Mayan Resorts Development Company, Ltd. ("Mayan Resorts), a Belize company, a wholly-owned subsidiary of the Trust Company, has the primary objective to plan and develop a major destination resort in the Country of Belize on a 50-square-mile oceanfront parcel generally known in Belize as the Salt Creek Estate or Salt Creek Plantation. Such development will include (1) implementation of a sustainable Plantation Revitalization Plan that includes agriculture, forestry and aquaculture projects and (2) preparation and implementation of a Master Development Plan for a mixed-use, world-class destination health and wellness resort. The Master Development Plan will strive to utilize the plantation operations as ecological attractions and the many Mayan sites on the property as cultural attractions.

Compradore Limited, a Hawaii company, is the registered owner of the property and holds the Transfer Certificate of Title ("TCT") dated December 19, 1973, registered in the Land Titles Register Volume 8, Folio 300, at the Belize General Registry. The TCT encompasses 38,677-acres of land. Due to subsequent transfers, the Plantation was reduced to 31,423.45 acres in 1989. The Registrant owns twenty-three and 62/100 percent (23.62%) of the common stock of Compradore Limited, the title holder of the 31,423.45-acre
 Plantation . WSF Trust Corporation of Belize, Ltd. is the sole trustee and asset manager of the Plantation.

Wall Street Internet Corporation, a Hawaii company and wholly-owned subsidiary of Registrant, will serve as the communications and marketing arm for all of Registrant s operations. This company remains a development stage company and is based in Honolulu, Hawaii.

                                        -8-
LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at June 30, 1997, were $135,766,926 as compared to $135,288,323 at December 31, 1996. As of June 30, 1997, the Company had cash balances of $0 compared to December 31, 1996 cash balances of $6,668. On June 30, 1997, current assets of the Company were $60,354 compared to $28,517 at December 31, 1996.

Forest Resource

Forest Resource was $134,500,000 at June 30, 1997, and $134,500,000 at
December 31, 1996, and consists of about 14,576 acres dense broad-leaf forest range that, pursuant to its assessment, contains 60,000 mature and merchantable #1 and #2 grade Honduras Mahogany and more than 240,000 other merchantable hardwood trees, mostly cedar. With the implementation of an ecologically sound Forestry Management and Timber Processing Plan this resource should remain sustainable based on an estimated growth in merchantable hardwoods of approximately seven million board feet (7,000,000
BF) or more per annum. Initial plans call for the harvesting and processing of approximately one million five hundred thousand board feet (1,500,000
BF)in 1998 to be used for export and secondary wood-processing of value-added products.

Land Resource

No value is reflected with regards to the 23.62% Company s ownership in Compradore Ltd. or in the Company's interest as sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate in Belize City District, Belize, Central America.

Liabilities

Liabilities for the Company were $54,521,477 at June 30, 1997, compared to $54,300,196 at December 31, 1996. Of these liabilities, 51,518,825 is due to an affiliate at June 30, 1997 and December 31, 1996.

Current liabilities

Current liabilities for the Company were $2,012,488 at June 30, 1997, compared to $1,971,049 at December 31, 1996. The reduction in current liabilities is a result of the Company s strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to convert, re-negotiate or pay all or a portion of the current liabilities in 1998. However, no assurance can be given to that effect.

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




                                    -9-
Shareholders' Equity

The Company has shareholders' equity in the amount of $13,995,499 at June 30, 1997, compared to $13,738,127 at December 31, 1996.

RESULT OF OPERATIONS

Revenues

The Company had operating revenues of $30,708 for the three month period ending June 30, 1997, as compared to $38,576 for the comparable quarter in 1996. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans progress.

Expenses

Expenses decreased to $208,037 for the three months ending June 30, 1997, compared to $430,765 for the comparable quarter in 1996. The decrease in expenses is due to Management s continued restraint in incurring expenses, and accruing deferred expenses with regards to projects in the planning and
development phases  .    The senior officers of the company waived significantly
all, and/or deferred, their contractual salaries for the reporting period.

Net Operating Income (Loss)

A net operating income of $133,772 for the Quarter ended June 30, 1997, was achieved, compared to a net operating loss of ($72,189) at June 30, 1996. The net income is due to successful test marketing results, the continued effort of management to minimize general & administrative costs as well as the reduction in interest expenses, and the capitalization of development costs.

    PLAN OF OPERATION

 (a)  General

To implement the plantation revitalization and resort development plans and to achieve desired objectives, the Company will provide capital to its Belize
based Trust   Company, which in turn   will  make investments in synergistic
companies and/or enter into joint ventures with qualified strategic partners.

(b)  Operations

The Registrant s activities during the first two quarters of 1997 were focused on the continued assessment of the resources of its asset base, the reduction of its liabilities , the preparation and implementation of the Company s Plantation Revitalization Plan and the Resort Destination Development Plan.

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

                                  -12-
Agencies, Ltd., d.b.a. Mayan Lines for 20.27% of Sandhill Enterprises, Ltd., a Belizean company. Sandhill Enterprises, Ltd. owned and operated a tropical hardwood sawmill just adjacent to the Plantation, and is one of the two customers for the estate's timber. On December 28, 1997, the Company acquired all of the assets of Sandhill Enterprises, Ltd. On September 14, 1997, Mayan Resorts executed a renewable timber purchase contract for the annual delivery of approximately 1.2 million board feet of Honduras Mahogany with a leading North Carolina hardwood manufacturer.

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

The information set forth in this Plan of Operation is management s best estimate based upon current plans. Actual expenditures will be greater or lesser depending upon many factors including, but not limited to, available capital, overall market condition in the plantation management and resort development, and the status of the commercial domestic and international financial markets.

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


Item 2. Changes in Securities         None.


Item 3. Defaults Upon Senior Securities         None.


Item 4. Submission of Matter to a Vote of Security Holders         None.


Item 5. Other Information           None.


Item 6 (a) Exhibits             None.


Item 6 (b) Report on Form 8-K           None









                                    -14-
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10- QSB , and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.



Dated:     January 31, 1998


                                      WALL STREET FINANCIAL CORPORATION

                                           /s/  Gerhart W. Walch
                                           Principal Executive Officer