Form 10QSB
period 1997-09-30
WALL STREET FINANCIAL CORP /DE/
filed 1998-02-02
CIK 837491

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

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

                                 FORM 10-QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                     WALL STREET FINANCIAL CORPORATION

                    For the Quarter ended September 30, 1997

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - September 30, 1997 and
                     December 31, 1996                              .....3

                  Statement of Operations - Three months
                     ended September 30, 1997 and 1996              .....5

                  Statements of Cash Flows - Three months
                     ended September 30, 1997 and 1996              .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....14

Item 2.        Changes in Securities                                ....15

Item 3.        Defaults Upon Senior Securities                      ....15

Item 4.        Submission of Matter to a Vote of Security Holders   ....15

Item 5.        Other Information                                    ....15

Item 6.(a)     Exhibits                                             ....15

Item 6.(b)     Reports on Form 8-K                                  ....15

               Wall Street Financial Corporation and Subsidiary
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                         September 30,          December 31,
                                              1997                   1996
                                         (unaudited)             (audited)

       Asset

Current Assets
 Cash                                        217,938                   $6,668
 Accounts receivable                          37,162                   20,547
 Deposits/prepayments                          2,678                    1,302
                                         -----------            -------------
                                             257,778                   28,517
Advances receivable-
 Officers                                                              47,543
 Other                                                                  1,550
                                         -----------             ------------
                                                   0                   49,093
                                         -----------             ------------

Notes receivable                             100,000                  100,000

Plant and Equipment
 Furniture and fixtures                        3,247                    7,234
 Equipment                                    13,027                   17,626
 Vehicles                                      2,500
                                         -----------             ------------
                                              18,774                   24,860
 Less:  accumulated depreciation               6,187                    4,339
                                         -----------             ------------
       Plant and equipment-net                12,587                   20,521

Other Assets                        3      1,285,381                  242,912

Deferred Expenditure                         784,150                  347,280

Forest Resource                          134,500,000              134,500,000
                                        ------------             ------------
                                        $136,939,896             $135,288,323
                                        ============             ============

















The notes on page 7 form an integral part of these financial statements.

              Wall Street Financial Corporation and Subsidiary
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                     1997           1996
                                                (unaudited)        (audited)



 Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                                      $4,293
 Convertible promissory notes payable            1,774,000         1,475,000
Accounts payable-trade                             227,817           217,491
Accrued liabilities
     Payroll and taxes                             135,932            79,675
     Interest payable-officers                      34,993            38,851
     Interest payable                              233,131           135,739
                                              ------------      ------------
                                                 2,405,873           254,265
                                              ------------      ------------
Other current liabilities
     Litigation settlement                          20,000            20,000
                                              ------------      ------------
     Total current liabilities                   2,425,873         1,971,049

Notes Payable-Officers                             421,391           210,322
Reserve                                            600,000           600,000
Notes Payable                             3     52,218,825        51,518,825
                                              ------------      ------------
     Total liabilities                          55,666,089        54,300,196

Deferred Revenue                                67,250,000        67,250,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
     shares of $.01 par value; issued
     and outstanding 15,214,959 shares
     in 1996 and 15,569,079 at 09/30/97            155,691           152,149
 Additional paid-in capital                     13,500,184        13,370,976
 Retained earnings                                 379,932           227,002
                                              -------------     ------------
                                                14,035,807        13,750,127
 Less:
     Treasury stock                                (12,000)          (12,000)
                                              ------------      ------------
                                                14,023,807        13,738,127
                                              ------------      ------------

                                              $136,939,896      $135,288,323
                                              ============      ============








The notes on page 7 form an integral part of these financial statements.

                          Wall Street Financial Corporation and Subsidiary
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)
                                              for Quarter ended          for the nine months ended
                                                  September 30,                September 30,
                                                   1997         1996           1997        1996


Revenue
 Operating                                        9,448       40,681          54,327     101,220
 Land Sale Option                                80,000                      480,000     320,000
 Gain/(loss) on investment                       (4,688)                     177,554
 Interest and dividend income                                                     65
 Other                                           57,984                      110,211
                                              ---------     --------        --------    --------
                                                142,744       40,481         822,157     421,220
                                              ---------     --------        --------    --------

Expenses
 Cost of sales                                   81,909       24,369         311,716     225,745
 Operating expenses                             121,154       15,517         130,153     390,960
 Loss on sale of marketable securities                        98,037                      98,037
 Interest expenses                               43,458        6,386         131,050     (54,057)
 Depreciation                                       616        2,516           1,848       6,692
 Other expenses                                       0        2,575             300       4,841
                                              ----------    --------        --------    --------
                                                247,137      149,400         575,067     672,218
                                              ----------    --------        --------    --------

Income/(loss) from continuing operations       (104,393)    (108,719)        247,090    (250,998)

Other Income
 Restructure of debt                                                                     264,292
 Adjustment of Prior Year's Expense                                                      424,656
                                              ---------    ---------        --------    --------
Income/(loss) from operations                 ($104,393)   ($108,719)       $247,090    $437,950
                                              =========    =========        ========    ========

Net loss per share continuing operations         ($0.01)      ($0.01)         ($0.02)     ($0.02)
Income per share-other income                                                                .05
                                              ---------    ---------        --------    --------
Net income/(loss) per share from operations     ($0.01)       ($0.01)         ($0.02)      $0.03
                                              =========    =========        ========    ========
























The notes on page 7 form an integral part of these financial statements.

               Wall Street Financial Corporation and Subsidiary
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Nine Months Ended September 30,
                                  (unaudited)

                                                      1997            1996


Cash flows from operating activities:
   Net income/(loss) from operations                $351,493        $534,308
Items not affecting working capital
   depreciation                                        1,848           6,692
Changes in assets and liabilities:
   increase/(decrease) in assets & liabilities       742,528      (2,197,525)
                                                  -----------     ----------
                                                   1,095,869      (1,656,636)
                                                  -----------     ----------
Cash flows from investing activities:
   Purchase of vehicle                                (2,500)         (3,950)
   Purchase of furniture                                              (2,500)
   Purchase of equipment                              (3,500)         (6,844)
   Addition to building improvements                                 (10,954)
   Addition to notes receivable                     (250,000)       (100,000)
   Addition to other assets                         (927,599)       (451,053)
                                                  ----------       ---------
Net cash used in investing activities             (1,183,599)       (575,301)
                                                  ----------       ---------
Cash flows from financing activities:
   Proceeds from securities                                        1,471,826
   Proceeds from convertible notes payable           299,000       1,260,000
   Shares issued, unpaid                                            (500,000)
                                                  ----------       ---------
                                                     299,000       2,231,826
                                                  ----------       ---------
Net (decrease) in cash                               211,270               0
Cash at beginning of year                              6,668               0
                                                  ----------         -------
Cash at end of period                                217,938              $0
                                                  ==========         ========

Cash paid during the period for:
Interest                                                  $0              $0














The notes on page 7 form an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

(1) The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

(2) The 10-QSB filing condensed financial statements for the nine months ending September 30, 1997, consist of the consolidated financial statements of Wall Street Financial Corporation ( WSF ), WSF Trust Corporation of Belize Limited, Mayan Resorts Development Company Limited and Wall Street Internet Corp.(a development stage company).


(3) On September 5, 1997, Mayan Resorts Development Co. Ltd. acquired a 14.42-acre parcel of improved land (formerly known as "Rancho Suiso," located southwest of the southern boundary of the Mayan Salt Creek Estate for US$750,000.00. The planned use for this property is for the Salt Creek Estate Club.



































                                      -7-
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

                                       -8-
LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at September 30, 1997, were $136,939,896 as compared to $135,288,323 at December 31, 1996. As of September 30, 1997, the Company had cash balances of $217,938 compared to December 31, 1996 cash balances of $6,668. On September 30, 1997, current assets of the Company were $257,778 compared to $28,517 at December 31, 1996.

Forest Resource

Forest Resource was $134,500,000 at September 30, 1997, and $134,500,000 at December 31, 1996, and consists of about 14,576 acres dense broad-leaf forest range that, pursuant to its assessment, contains 60,000 mature and merchantable #1 and #2 grade Honduras Mahogany and more than 240,000 other merchantable hardwood trees, mostly cedar. With the implementation of an ecologically sound Forestry Management and Timber Processing Plan this resource should remain sustainable based on an estimated growth in merchantable hardwoods of approximately seven million board feet (7,000,000
BF) or more per annum. Initial plans call for the harvesting and processing of approximately one million five hundred thousand board feet (1,500,000
BF)in 1998 to be used for export and secondary wood-processing of value-added products.

Land Resource

No value is reflected with regards to the 23.62% Company s ownership in Compradore Ltd. or in the Company's interest as sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate in Belize City District, Belize, Central America.

Liabilities

Liabilities for the Company were $55,666,089 at September 30, 1997, compared to $54,300,196 at December 31, 1996. Of these liabilities, 51,518,825 is due to an affiliate at September 30, 1997, and December 31, 1996.

Current liabilities

Current liabilities for the Company were $2,425,873 at September 30, 1997, compared to $1,971,049 at December 31, 1996. The reduction in current liabilities is a result of the Company s strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to convert, re-negotiate or pay all or a portion of the current liabilities in 1998. However, no assurance can be given to that effect.

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




                                    -9-
Shareholders' Equity

The Company has shareholders' equity in the amount of $14,023,807 at September 30, 1997, compared to $13,738,127 at December 31, 1996.


RESULT OF OPERATIONS

Revenues

The Company had operating revenues of $89,448 for the three month period ending September 30, 1997, as compared to $40,681 for the comparable quarter in 1996. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans progress.

Expenses

Expenses increased to $247,137 for the three months ending September 30, 1997, compared to $149,400 for the comparable quarter in 1996. The increase in expenses is due to increased operating expense and interest expense mainly relating to start-up operations in Belize. The senior officers of the company waived significantly all, and/or deferred, their contractual salaries for the reporting period.

Net Operating Income (Loss)

There was a net operating loss of ($104,393) for the Quarter ended September 30, 1997, compared to a net operating loss of ($108,719) at September 30, 1996.


PLAN OF OPERATION

 (a)  General

     To implement the plantation revitalization and resort development plans and to achieve desired objectives, the Company will provide capital to its
Belize based Trust   Company, which in turn   will  make investments in
synergistic companies and/or enter into joint ventures with qualified strategic partners.


(b)  Operations

The Registrant s activities during the first three Quarters of 1997 were focused on the continued assessment of the resources of its asset base, the reduction of its liabilities , the preparation and implementation of the Company s Plantation Revitalization Plan and the Resort Destination Development Plan.

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

A 250-room, five-star resort hotel which can be accessed from the main national highway and by water is the centerpiece for Phase I. The hotel will provide guest-rooms clustered in low-rise buildings and in private bungalows scattered around man-made lagoons. Site well-back from the coastline, the resort will have swimming pools as well as marine access to many ocean sports. Adjacent buildings will provide a variety of food and beverage choices, ballrooms, meeting rooms and other typical hotel facilities. The architectural character of the resort will be expressed in low-rise colonial/tropical theme buildings built with local hardwoods taken from the Plantation's timber resources and our wood-processing operations. In addition, innovative health and wellness programs will be created for residents, visitors and the neighbors of the resort.

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


The Salt Creek Estate Club & Spa

The Salt Creek Estate Club & Spa is another development project of Mayan Resorts that is planned to be open for service during the first calendar quarter of 1998. The facility is expected to include a private dining club and spa, along with 90 units comprised of two- and three- bedroom suites, and facilities for a visitors center and offices for all of the Company's operations. The Club site is located just five miles north of Belize s International Airport on the southern boundary of the Mayan Salt Creek Estate. It is at the intersection of the North American Highway (which leads to the Mayan cultural sites of Altun Ha and Lamanai, and is Belize s main corridor north to Cancun, Mexico), and a road that runs through the Community Baboon Sanctuary from Belize City to Belmopan, the country s inland capital city, and on to Guatemala.

The Club complex is planned to include five existing structures along with several new buildings on a 14.42 acre site owned by the Company. When completed the complex will have a clubhouse, dining and intertainment facilities, small movie theater, exercise facilities, two swimming pools and jogging paths. The Salt Creek Estate Club intends to offer membership by invitation only. Such exclusivity is expected to attract a diverse, sophisticated clientele in Belize and internationally.

Mayan Resorts plans to construct three buildings on the Club site with a maximum of 90 two- and three-bedroom hotel suite units in a lush landscaped private, gated community. Club members will have the opportunity to live and use the onsite club and spa amenities.

The hotel suite buildings have been designed by the internationally acclaimed architectural firm of Wimberly Allison Tong & Goo, with landscape design by their affiliate Helbert, Hastert & Fee, based on data from the Horwath Hospitality Consulting Corporation. Since the hotel suite residences will be part of the private club complex, hotel type amenities such as room service, maid service, security and valet parking will be available. A Marketing Pavilion and visitors center is currently being outfitted in one of the buildings located at the Salt Creek Estate Club. The pavilion will provide an opportunity to showcase the various developments on, and products from, the Mayan Salt Creek Estate to interested parties (club members and guests).

The total project cost for the Salt Creek Estate Club, facilities and residences is estimated at US $12 Million. The initial phase of the Salt Creek Estate Club is expected to open between December 1997 and February 1998. Ground breaking for the hotel suite residences is scheduled for the second quarter of 1998 with anticipated completion in late 1999 or soon thereafter.



                                     -13-
Wall Street Internet Corporation

Wall Street Internet Corporation ( WSIC ), a Hawaii company and wholly-owned subsidiary of the Company was formed to operate as a communications and marketing tool for the Company s operations. Internet services will be based around the development and operation of two World Wide Websites, one for Hawaii and another for Belize. The websites will provide access to electronic media, content publishing of advertising, on-line marketing, secured commercial financial transactions and customized Internet services. On March 21, 1996, the Company reported on Form 8-K, the establishment of its Internet Home Page: http:\\www.wsf.com.

The Company s ability to implement the above-described plan of operations will, to a large extent, be dependent upon management s ability to attract qualified developers as joint venture partners for the various non-company owned projects and to raise additional capital. While the Company is confident in producing the required investment and working capital through the sale of timber due to the increasing value of its hardwood timber resource, there can be no assurance that such capital will become available as required. The Company therefore will continue to seek capital from private and/or institutional investors. The Company plans to raise sufficient funds through a placement of debt or equity instruments to develop the required infrastructure for project, including development of the golf-course and the pre-sale of lots, homes and villas.

The information set forth in this Plan of Operation is management s best estimate based upon current plans. Actual expenditures will be greater or lesser depending upon many factors including, but not limited to, available capital, overall market conditions in the plantation management and resort development, and the status of the commercial domestic and international financial markets.

 Due to possibly economic or political factors that may affect the economic viability of this project, there can be no assurance that the Company will be able to raise the funds required for the implementation of all or portions of its plans.


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

The Company is involved in litigation as a result of the cancellation of shares. Pursuant to the terms on an Agreement and Plan of Merger dated January 12, 1994, the Registrant agreed to conditionally issue 6,000,000

                                 -14-
shares to Ernest J. Jackson, owner of Jackson Builders Corporation. During the agreed upon post-closing time, the Board of Directors discovered that Jackson made material misrepresentations to the Company and that Jackson did not provide the Company with the closing schedules as required during the post closing period. Therefore, Jackson did not meet the conditions for the closing of the merger transaction and forfeited his rights to these shares. The Company disclosed the material facts in its 1994 8-K Filings. On September 28, 1994 the Company terminated Mr. Jackson as President and Director effective immediately. On November 26, 1994, a Plan and Agreement of Rescission, under which the parties agreed, among other things, to rescind the Agreement and Plan of Merger, dated January 12, 1994, and Mr. Jackson agreed to return all of the 6,000,000 shares for cancellation. However, as the Company discovered after the termination of Mr. Jackson, he had, without approval of the Company, pledged portions of these conditionally issued and restricted shares to personal creditors. Therefore in order to avoid legal action, Mr. Jackson executed a stock power in the name of the Company, with Paine Webber signature guarantee, and agreed to return the stock certificates on December 31, 1994. However, he failed to deliver the stock certificates as agreed upon. Based on a legal opinion obtained from the national law firm of Wickwire Gavin, the rescission agreement and the stockpower, the Company cancelled the 6,000,000 shares. In addition the Company holds Mr. Jackson personally liable for liabilities incurred, while Chairman, and recognized the potential liability.


Item 2. Changes in Securities        None.


Item 3. Defaults Upon Senior Securities        None.


Item 4. Submission of Matter to a Vote of Security Holders        None.


Item 5. Other Information

Deferred Compensation

As recognition for services performed for years 1995-1997, the Compensation Committee of the Board of Directors approved the following shares of registrant's common stock to be vested and issued at May 31, 1998:

                                    Shares

Gerhart W. Walch                    500,000
Antoine Y. Gedeon                   150,000
Gail Kitaji                          85,000
Gordon E. Rapozo                    150,000
Roy S. Adaniya, M.D.                 85,000
Deni N. Adaniya                      10,000
Kevin H. Connolly                    10,000
Paul R. Peterson                     25,000


Item 6 (a) Exhibits

None.


Item 6 (b) Report on Form 8-K

None

                                    -15-
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-QSB, and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.


Dated:      January 31,  1997


                                      WALL STREET FINANCIAL CORPORATION

                                           /s/  Gerhart W.  Walch
                                            President &
                                           Principal Executive Officer