Form 10KSB
period 1997-12-31
WALL STREET FINANCIAL CORP /DE/
filed 1998-04-16
CIK 837491

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
             For the fiscal year ended December  31, 1997
                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
                      Commission file number 0-17117

                    WALL STREET FINANCIAL CORPORATION
    (Exact name of Small Business Issuer as specified in its charter)

     Delaware                                       99-0240826
     (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                 identification  No.)

     1088 Bishop Street, Suite 202, Honolulu, HI, USA        96813
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (808) 526-3999
____________________________________________________________________________
Securities registered pursuant to Section 12(g) of the Exchange Act:


Title of each class           Name of each exchange on which registered
$.01 Par Value Par Common Shares             NASD Bulletin Board -  WSFI
_____________________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates as of December 31, 1997. The aggregate market value was computed by using the closing price on the NASD Bulletin Board on December 31, 1997 of $.65 per share.
State issuers revenues for its most recent fiscal year         $425,483.00

Common Shares, Par Value $0.01 Per Share                     $6,296,585.75

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference at which the common equity was sold, or the average bid and asked price of such common equity on December 31, 1997
of $0.65                                                     $6,296,585.75

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of December 31, 1997

Common Shares $0.01 Par Value                     15,880,039

PART I.

ITEM 1.   BUSINESS


(a)  General Development

The Registrant (also referred to as the Company ) was incorporated under the laws of the State of Delaware in March 1987. While Registrant initially provided financial services to community banks, since 1995, under the guidance of a new Board of Directors, the Company began actively concentrating on its interest in a 31,000-acre parcel of prime Belizean real estate property.

Since 1996 the Company's focus is that of a holding company with three main operations, a) trust and asset management, b) plantation revitalization and c) the planning and development of a world-class destination resort with one or more Caribbean sea-front hotels.

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

The Registrant has also formed Mayan Resorts Development Company, Ltd., a Belize company, a wholly owned subsidiary of the Trust Company (hereinafter referred to as "Mayan Resorts"). The primary objective of Mayan Resorts is to complete the development of a major destination resort complex in the country of Belize on a 50 square mile oceanfront parcel generally known in Belize as the Salt Creek Estate or Salt Creek Plantation. Such development will include (1) implementation of a Plantation Revitalization Plan that includes agriculture, forestry and aquaculture projects and (b) preparation and implementation of a Master Development Plan for a mixed-use, world-class destination health and wellness-resort. The Master Development Plan will strive to utilize the plantation operations as ecological attractions and the many Mayan sites on the property as cultural attractions.

Compradore Limited, a Hawaii corporation, is the registered owner of the property and holds the Transfer Certificate of Title ("TCT") dated December 19, 1973, registered in the Land Titles Register Volume 8, Folio 300 at the Belize General Registry. The TCT encompasses 38,677-acres of land. Due to subsequent transfers, the Plantation was reduced to 31,423.45 acres in 1989. The Registrant owns twenty-three and 62/100 percent (23.62%) of the common stock of Compradore Limited, the title holder of the 31,423.45-acre Plantation. WSF Trust Corporation of Belize, Ltd. is the sole trustee and asset manager of the Plantation.

Wall Street Internet Corporation, Hawaii company, a wholly-owned subsidiary of Registrant, will serve as the communications and marketing arm for all of Registrant s operations. This company remains a development stage company and is based in Honolulu, Hawaii.


(b)  Operations

The Registrant s activities during 1995 through 1997 were focused on the assessment of the resources of its asset base, the reduction of its liabilities, the development of a strategic plan for the Company and the initiation of that plan on a 14.470-acre parcel adjacent to the estate, the acquisition of a sawmill and the start up of a wood processing operation. The information set forth below is a summary of the Company's activities during 1997 and is not meant to be a complete discussion of the Company's activities for that year.

Initially, Registrant engaged various consultants to evaluate the highest and best use development potential for the Plantation including KPMG Peat Marwick, Arthur Anderson, Comexindo Perkasa a multi national trading company, and other recognized specialists in the areas of land use, forestry management and resort development. The Plantation has a 300-year history as a citrus plantation, cattle ranch and forest range that, at the height of its operation, employed approximately 1,000 persons. Registrant proceeded to accumulate specific information concerning the natural resources of the Plantation and of the country of Belize during several site inspections by officers and directors of the Company. The studies included a review of all industries, economic trends, business practices, investment codes, fiscal incentives, laws and taxation policies of Belize. These efforts resulted in the preparation of a trust and asset management proposal for the entire Plantation.

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

A portion of the Plantation is densely covered with natural hardwood forest containing major stands of mahogany, cedar, pine, teak and other tropical hardwoods. The forested area occupies approximately 14,576 acres (5,901 hectares), about 37% of the total land base. All forestry operations will be based on sustained yield management. The Company manages the forest resources and operates a sawmill and wood processing plant.

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


Mayan Plantation Hardwoods, Ltd. -- Plantation Revitalization Phase I - Forest and Timber Resources

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

The Company obtained its timber harvesting license and started a test harvesting and milling program of its mahogany, santa maria and other tropical hardwood resources. Encouraged by the high-grade quality of the lumber, the Company exchanged its 100% interest in Belize Transportation Agencies, Ltd., d.b.a. Mayan Lines for 20.27% of Sandhill Enterprises, Ltd., a Belizean company. Sandhill Enterprises, Ltd. owned and operated a tropical hardwood sawmill adjacent to the Plantation, and was one of the two customers for the estate's timber. On September 14, 1997, Mayan Resorts executed a renewable timber purchase contract for the annual delivery of approximately 1.2 million board feet of Honduras Mahogany with a leading North Carolina hardwood manufacturer. On December 28, 1997, the Company acquired all of the assets of Sandhill Enterprises, Ltd. and is in the process of setting up the wood processing facility which will have the capability of providing finished wood products for use in the various projects on the Estate as well as for local sale and export.

The Company will continue to employ the services of forest- and land- management experts as required to prepare, implement and to maintain an ecologically sound, sustainable resource management plan that will preserve these resources for future generations.



Mayan Resorts Limited -- The Salt Creek Club

The Salt Creek Club is another development project of Mayan Resorts that is planned to be open for service during the early second quarter of 1998. The facility is expected to include a private dining club and spa, along with 90 units comprised of two- and three- bedroom suites, and facilities for a visitors center and offices for all of the Company's operations. The Club site is located just five miles north of Belize's International Airport on the southern boundary of the Mayan Salt Creek Estate. It is at the intersection of the North American Highway (which leads to the Mayan cultural sites of Altun Ha and Lamanai, and is Belize's main corridor north to Cancun, Mexico), and a road that runs through the Community Baboon Sanctuary from Belize City to Belmopan, the country's inland capital city, and on to Guatemala.

The Club complex is planned to include five existing structures along with several new buildings on this 14.470-acre site. When completed the complex will have a clubhouse, dining and entertainment facilities, small movie theater, exercise facilities, two swimming pools and jogging paths. The Salt Creek Estate Club intends to offer membership by invitation only. Such "exclusivity" is expected to attract a diverse, sophistocated clientele in Belize and internationally.

Mayan Resorts plans to construct three buildings on the club site with a maximum of 90 two- and three-bedroom hotel suite units in a lush landscaped private, gated community. Club members will have the opportunity to live at and use the on-site club and spa amenities.

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

The total project cost for the Salt Creek Estate Club, facilities and residences is estimated at US$12 Million. The initial phase of the Salt Creek Estate Club is expected to open at the end of March 1998 with the ground breaking for the hotel suite residences scheduled for the second quarter of 1998 and anticipated completion in late 1999 or soon thereafter.




Mayan Resorts Limited -- 1000 Acre Development Project

Mayan Resort Belize, a 1000-acre resort destination concept designed by the internationally acclaimed architectural firm of Wimberly Allison Tong & Goo, and landscape design by their affiliate Helbert, Hastert & Fee, is based on data provided by various consultants and subsequently reviewed by Arthur Anderson.

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

A 250 room, five-star resort hotel which can be accessed from the main national highway and by water is the centerpiece for Phase I. The hotel will provide guest-rooms clustered in low-rise buildings and in private bungalows scattered around manmade lagoons. Sited well back from the coastline, the resort will offer swimming pools as well as access to natural ocean sports. Adjacent buildings will provide a variety of food and beverage venues, ballrooms, meeting rooms and other typical hotel facilities. The architectural character of the resort will be low-rise colonial / tropical theme buildings built using local hardwoods taken from the Plantation's timber resources and our wood processing operations. In addition, innovative health and wellness programs will be created for residents, visitors and neighbors of the resort.

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

A trial marketing effort has been completed during which 20 two- and four- acre ocean-front lots were purchased at an average pre-development purchase price of U.S.$10,000.00 per acre, subject to government approval. Once governmental approval has been obtained, Mayan Resorts plans to design and build ocean-front villas. Buyers included physicians, other health care leaders and other professionals. These professionals will make up the team advising the development of the wellness and health education theme of the resort which will include a wellness center and an education and medical center. The cost of construction of private homes on improved lots will be the responsibility of the owners, but must be within the overall design guidelines established for the resort. In addition, design and construction packages will be offered to property owners.

This project is subject to a number of contingencies and there is no assurance that any resort destination will ever be built at the Plantation. This project is merely in the planning stages.



Wall Street Internet Corporation

Wall Street Internet Corporation ( WSIC ), a Hawaii company and subsidiary of the Company was formed to operate as a communications and marketing tool for the Company's operations. The Company has two websites:
                    http://www.wsf.com. and
                    http://www.mayanresorts.com.


The Company's ability to implement the above-described plan of operations will, to a large extent, be dependent upon management's ability to attract qualified developers as joint venture partners for the various non-company owned projects and to raise additional capital. While the Company is confident in producing the required investment and working capital through the sale of timber due to the increasing value of its hardwood timber resource, there can be no assurance that such capital will become available as required. The Company therefore will continue to seek capital from private and/or institutional investors. The Company plans to raise sufficient funds through a placement of debt or equity instruments to develop the required infrastructure for projects, including development of the golf course and the pre-sale of lots, homes and villas.

The information set forth in this Plan of Operation is management's best estimate based upon current plans. Actual expenditures will be greater or lesser depending upon many factors including, but not limited to, available capital, overall market conditions in the plantation management and resort development, and the status of the commercial domestic and international finncial markets.

Due to possible economic or political factors that may affect the economic viability of this project, there can be no assurance that the Company will be able to raise the funds required for the implementation of all portions of its plans.


Discontinued Operations

For strategic reasons, the Company exchanged its 100% interest in Belize Transportation Agencies, Ltd., d.b.a. Mayan Lines for 20.27% of Sandhill Enterprises, Ltd., a sawmill adjacent to the Plantation. Michael Singh, the President of Belize Transportation Agencies, Ltd. remains a director of the
Registrant.  The effective date of the exchange was January 1, 1997.   The
Company acquired the assets of Sandhill Enterprises in a December 1997 transaction.


Employees

The Company and its subsidiaries currently employ 18 persons on a full time basis and 5 persons on a part-time basis. It is anticipated that the number of employees in Hawaii and in the Belize operations may increase significantly as the development progresses. None of the Company's employees are covered by a collective bargaining agreement. The Company employs several Hawaii based international consulting firms and consultants.


Inflation

The Company's business and operations have not been and are not expected to be materially affected by inflation.



ITEM 2.  PROPERTIES

The Registrant s principal and administrative office is located at 1088 Bishop Street, Suite 202, Honolulu, Hawaii 96813. Rent for these premises is $1,100.00 per month. The lease expires July 31, 1998.

In June 1986 the Registrant acquired an equitable interest in 5,010 acres of the Plantation for 1,300,000 pre-split shares of the Company, located in the northern part of the Belize District in Belize, Central America. On December 31, 1995, the Registrant converted the equitable interest in the land into a twenty three and 62/100 (23.62%) percent of the common stock of Compradore Limited, title holder of the 31,423.45 acres Plantation.

On May 11, 1995, the Trust Company was appointed the sole trustee and asset manager of the entire 31,423.45 acre Plantation.

In September 1997, the Registrant acquired management control of a 14.470-acre parcel at the juncture of the Northern Highway and Burrel Boom Road (mile 13 1/2) for the purpose of establishing a members club and other hospitality services as the first project of the resort development plan.

In December 1997, the Registrant acquired the assets and management control of Sandhill Enterprises, Ltd., including a working sawmill, 229 acres in fee ("TCT"), miscellaneous vehicles, equipment and buildings and various other assets. The property is located at mile 14 1/2 on the Northern Highway.


ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1997, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:

Litigation as a result of the cancellation of shares. Pursuant to the terms of an Agreement and Plan of Merger dated January 12, 1994, the Registrant agreed to conditionally issue 6,000,000 shares to Ernest J. Jackson, owner of Jackson Builders Corporation. During the agreed upon post-closing time, the Board of Directors discovered that Jackson made material misrepresentations to the Company and that Jackson did not provide the Company with the closing schedules as required during the post-closing period. Therefore, Jackson did not meet the conditions for the closing of the merger transaction and forfeited his rights to these shares. The Company disclosed the material facts in its 1994 8-K Filings. On September 28, 1994, the Company terminated Mr. Jackson as President and Director effective immediately. On November 26, 1994, a Plan and Agreement of Rescission under which the parties agreed, among other things, to rescind the Agreement and Plan of Merger dated January 12, 1994, and Mr. Jackson agreed to return all of the 6,000,000 shares for cancellation. However, as the Company discovered after the termination of Mr. Jackson, without knowledge or approval of the Company, Mr. Jackson pledged portions of these conditionally issued and restricted shares to personal creditors. Therefore in order to avoid legal action, Mr. Jackson executed a stock power in the name of the Company, with Paine Webber signature guarantee, and agreed to return the stock certificates on December 31, 1994. However, he failed to deliver the stock certificates as agreed upon. Based on the recission agreement, the stock power and a legal opinion obtained from the national law firm of Wickwire Gavin, the Company cancelled the 6,000,000 shares. In addition the Company holds Mr. Jackson personally liable for liabilities incurred while he was Chairman, and recognizes the potential liability.

Although there is no assurance, Management believes it will prevail in the recovery of these cancelled certificates and the recovery of its claims.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held no meetings of securities holders during 1995. A shareholders meeting was held in December 1996 in Honolulu, and a shareholder's meetings is planned for second quarter 1998.



ITEM 4a.  EXECUTIVE OFFICERS OF REGISTRANT.
                                                           Other Positions
                                                Year      Held Last
Name                Age  Title                  Elected   Five Years


Gerhart W. Walch    49   Chairman of the Board  10/94    1990-1993
                         President & CEO                 Chairman, CEO
                         WSF and subsidiaries            and Director WSF
                                                         1994--Director WSF
                                                         1995 Present
                                                         Chairman, CEO
                                                         Compradore Ltd.

Gail Kitaji, Ph.D.   51   Treasurer,            1995    1990-1994
                          Principal Financial           President & CEO
                           Officer                      GRII Consulting

Richard G. MacMillan  56  Secretary             1986    1990-1996
Esq.                                                     Practicing Attorney

Antoine Y. Gedeon     51  Subsidiary President  1995    1990-1996
                          and Director                    Self employed
                                                         Hospitality Industry


Janice Milliken       50  Vice President-Sales  1997    1993-1996 VP/Dir-
                                                        Coast Kona Coffee
                                                        1991-1993 Broker
                                                        Owner Heritage Home
                                                        Loans
                                                        1990-1996, Self-
                                                        employed real estate
                                                        broker

Michael Singh         31  Director               1995    1990  Tropical
                                                         Shipping Company,
                                                         Ltd.
                                                         1995-1996
                                                         President Belize
                                                         Transportation
                                                         Agencies, Ltd.

Roy S. Adaniya, M.D.  55  Director                1996    1990-1996 Physician
                          Chairman Comp. Comm.           & Director Pulmonary
                                                         Services-Straub
                                                         Clinic

Gordon E. Rapozo      62   Director               1996   1990-1993
                           Chairman Audit Comm.          Treasurer,
                                                         Chief Financial
                                                         Officer and
                                                         Director
                                                         1990-1996
                                                         Public Accountant


Richard Hinkle         52     Director-nominee       1998
                                                   Co-Founder of Team Rental
                                                  Group, Inc,/ Budget Group Inc.
                                                  (name change in 1997);
                                                  Director-Advanced Power
                                                  Technologies, Inc.; Co-founder
                                                  and Director of Consolidated
                                                  Golf Companies
                                                 1968-1983 Hertz Corp

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



Quarter                        1997                   1996

                          High      Low           High      Low

1st Quarter               .4375     .20           .5625      .125

2nd Quarter               .4375     .3125         .375       .125

3rd Quarter               .47       .28           .35        .25

4th Quarter              1.1875     .75           .375       .19



(b) Holders. The number of shareholders of record of the Company's common stock as of March 1, 1998, were approximately 500. A substantial number of shares are held in the name of Brokerage houses, therefore the Company believes that the actual number of shareholders is significantly higher.

(c) Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's operations.


ITEM 6.   SELECTED FINANCIAL DATA

                                  1997                    1996

Net Sales                                                639,731

Net Income (Loss)                                        358,145

Net Income (Loss) per Share                                 .03

Total Assets                                          134,288,323

Total Liabilities                                      54,300,196

Shareholder's Equity                                   13,738,127








ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Management's Analysis of Results of Operations

The financial statements attached hereto and this Management's Discussion and Analysis Section address the Company's 1997 Financial Condition and Results of Operations. During 1996 and 1997 the Company was able to establish the foundation for planned development projects. Initial test marketing efforts proved successful in the plantation revitalization such as timber management as well as the real estate development area. Based on the initial revenues and income derived from these new operations, the timber contract and its vast timber and real estate resources, management is confident that it will be able to achieve its goals and objectives. Interested persons should carefully read the 1997 financial statements in total, including the footnotes attached thereto.


Liquidity and Capital Resources

At December 31, 1997, the Company continued to have limited liquid assets. The Company had cash in the amount of $60,683 compared to $6,668 at December 31, 1996. Total assets were $138,554,230 which consist mainly of standing timber
resources purchased late in 1995.   Total Liabilities were $55,439,068, Deferred
Income from Trust and Asset management Fees relating to the timber resource sale were $67,250,000 (to be recognized as timber and wood products are sold through the milling and wood processing facilities) and shareholders equity was $15,015,162. At December 31, 1997, the Company had current assets of $170,364. The Company's current liabilities increased to $2,325,925 from $1,971,049 at December 31, 1996, due mainly to increases in short-term promissory notes payable. At December 31, 1997, of the Company s total liabilities, $51,518,825 is payable to Compradore Limited, an affiliate, and $551,818 is due to Officers of the Company.

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

The issuance of the Company's securities will have the continued effect of diluting the Company's current shareholders in their percentage of ownership in the Company. As of December 31, 1997, there were 15,880,039 shares of the Company's common stock issued and outstanding.

There can be no assurance that the Company will continue to operate profitably. There can be no assurance that the Company will improve its working capital position required to implement the Company's corporate strategic plan.

Results of Operations

The Company had revenues of $425,483 in 1997 and $639,731 in 1996. Revenues recognized in 1997 relates mainly to lot sales and the sale of logs to local sawmills pending the establishment of Company's own milling and wood processing operations. During the year ended December 31, 1997, the Company had general and administrative expenses of $378,661 as compared to general and administrative expenses of $281,586 for the year ended December 31, 1996. Increases in expenditures are related to the increase in activity in establishing the Company's presence and operations in Belize.

During 1997 the Company's general and administrative expenses included $128,206 for salaries, wages and compensation, $116,669 for other professional/consulting services, $16,880 for outside services, $11,342 for travel and transportation and other smaller expenses.

The Company's net income after discontinued operations for the year ended December 31, 1997, was $3,326 compared to a net income of $358,145 for the year ended December 31, 1996.

The Company had an accrued net stockholders' equity of $15,015,162 as of December 31, 1997, compared to $13,738,127 at December 31, 1996.


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

ITEM 8.   FINANCIAL STATEMENTS

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
31st December 1997 and 1996


INDEX



Report of the auditor to the Board of Directors and Shareholders for the Year ended December 31, 1997 and 1996

Consolidated balance sheets
  for Years ended December 31, 1997 and 1996

Consolidated statement of operations
  for Years ended December 31, 1997 and 1996

Consolidated statements of cash flows -
  for Years ended December 31, 1997 and 1996

Consolidated statements of changes in stockholders' equity - for Years ended December 31, 1997 and 1996

Notes to financial statements



Supplementary Information

Report of the auditor on supplementary information

Consolidated operating expenses

INDEPENDENT AUDITORS  REPORT ON FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT
SCHEDULE

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Wall Street Financial Corporation and Subsidiaries as of 31st of December 1997 and 1996, and the related consolidated statements of operations and statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated balance sheets and related financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company at 31st of December 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has a deficit working capital that raises doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark C. Hulse
CHARTERED ACCOUNTANT
10th April 1998



Belize City,
Belize, C.A.










Member Firm of
SUMMIT INTERNATIONAL ASSOCIATES INC, (New York)
Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
31st December 1997 and 1996



                                          Notes     1997         1996
                Assets


Currents Assets
 Cash                                              $60,683        6,668
 Accounts receivable-trade                          24,687       20,547
 Accounts receivable-related party                  62,580          ---
 Prepayments                                        10,000        1,302
 Interest receivable                                12,414          ---
                                              ------------ ------------
      Total current assets                         170,364       28,517
                                              ------------ ------------
Advances receivable-
 Officers                                              ---       47,543
 Others                                             17,768        1,550
                                              ------------ ------------
                                                    17,768       49,093
                                              ------------ ------------

Note receivable                                    100,000      100,000
                                              ------------ ------------
Property, plant and equipment               3
 Land                                              229,000          ---
 Buildings                                         150,000          ---
 Furniture fixtures and equipment                  527,932       24,860
 Vehicle                                            16,600          ---
                                              ------------ ------------
                                                   923,532       24,860
Less: accumulated depreciation                      (7,405)      (4,339)
                                              ------------ ------------
Property, plant and equipment-net                  916,127       20,521
                                              ------------ ------------

Other Assets                                        20,000      242,912

Deferred expenditures                       5    1,785,030      347,280

Deposit                                     6      202,055          ---

Forest Resource                             4  134,500,000  134,500,000

Organization Cost                                   28,024          ---
 Less: accumulated amortization                     (2,457)         ---
                                               ----------- ------------
                                                    25,567          ---

Sinking Funds                               7      804,688          ---

Investment                                          12,631          ---
                                              ------------  -----------
                                              $138,554,230  135,288,323
                                              ============ ============




The notes on pages 10-14 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
31st December 1997 and 1996

                                           Notes         1997         1996

      Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                           $---        4,293
 Convertible promissory notes payable         8       1,675,000    1,475,000
 Accounts payable-trade                                 242,116      217,491
 Accounts payable-officer                                 2,742          ---
 Accounts payable-others                                174,593       79,675
 Payroll taxes                                9           9,654          ---
                                                    ----------- ------------
                                                      2,104,105    1,776,459
                                                    ----------- ------------
Accrued liabilities
 Interest payable-officers                               77,063       38,851
 Interest payable                                       120,737      135,739
 Insurance payable                                        1,264          ---
 Net payroll payable                                      2,756          ---
                                                    ----------- ------------
                                                        201,820      174,590
                                                    ----------- ------------
Other current liabilities
 Litigation settlement                       10          20,000       20,000
                                                    -----------  -----------
      Total current liabilities                       2,325,925    1,971,049

Notes Payable-Officers                       12         551,818      210,322
Reserve                                      11         597,500      600,000
Notes Payable                              4,13      51,963,825   51,518,825
                                                    ----------- ------------
      Total liabilities                              55,439,068   54,300,196
                                                    ----------- ------------

Deferred Revenue                              4      67,250,000   67,250,000

Long-Term Debts                              14         850,000          ---

Shareholders' Equity
 Common stock-authorized, 25,000,000         15
   shares of $.01 par value; issued
   and outstanding 15,880,039 shares
   in 1997 and 15,214,879 shares in 1996                158,801      152,149
 Common stock-subscribed, 1,965,452 shares
   of $.01 par value in 1997                             19,655          ---
Additional paid-in capital                           13,748,177   13,370,976
Additional paid-in capital-subscribed                   858,201          ---
Retained earnings (Accumulated deficit)   16,17         230,328      227,002
                                                    ----------- ------------
                                                     15,015,162   13,750,127
Less:
 Treasury stock                                            ---      (12,000)
                                                    ----------- ------------
                                                     15,015,162   13,738,127
                                                    ----------- ------------

                                                   $138,554,230  135,288,323
                                                   ============ ============

The notes on pages 10-14 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended  31st  December 1997 and 1996



                                           Notes         1997        1996

Revenue
 Investment income                                     $12,394            ---
 Operations-gross profit                    19         304,326         26,446
 Interest income                                        16,249            ---
 Other income                               20          92,514        613,285
                                                    ----------    -----------

                                                       425,483        639,731
                                                   -----------    -----------

Expenses
 Loss on disposal of investment                            ---         98,037
 Operating expenses                                    321,664        151,649
 Interest expenses                                      51,475         29,974
 Depreciation/amortization                               5,522          1,926
                                                   -----------    -----------
                                                       378,661        281,586
                                                   -----------    -----------

Income from continuing operation                        46,822        358,145


Discontinued Operations
 Loss on disposition of subsidiary                     (43,496)           ---
                                                   -----------    -----------
Net income from operations                              $3,326        358,145
                                                   ===========    ===========



Net income per share-continuing operation              $.0030         .0257

(Loss) per share-discontinued operation                (.0028)          ---
                                                      -------       -------

Net income per share from operation                    $.0002         .0257
                                                       ======       =======

















The notes on pages 10-14 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended 31st December 1997 and 1996
                                                        1997        1996
Cash flows from operating activities:

Net income from operations                             $3,326       358,145
Items not affecting working capital
  earned income recorded as interest receivable       (12,414)          ---
  depreciation/amortization                             5,522         1,926
  non-cash expenditures                               669,924       135,275
  loss on disposition of subsidiary                    43,496           ---
  loss on disposal of marketable equity
    securities                                            ---        98,037
  interest payable written off to other income            ---      (329,443)
  litigation settlement payable written
    off to other income                                   ---       (45,000)
  accounts payable trade-written off to
    other income                                          ---       (66,550)
  accrued compensation payable written off to
    other income                                          ---       (12,000)
  other income-gain on sale of land option                ---      (160,000)
  investment income recognized                        (12,395)          ---
  accrued notes payable officer written off to
    other income                                      (12,000)          ---
  conversion of notes payable to sale of lot-
    other income                                      (40,000)          ---
                                                   ----------    -----------
                                                      645,459       (19,610)
Changes in assets and liabilities:
Increase(decrease)in accounts payable-trade            39,789       114,983
                                     -officers          2,742           ---
                                     -others              (82)
Increase in payroll taxes                               9,654           ---
Increase in interest payable-officers                  54,644        30,525
Increase in interest payable                          143,747        88,216
Increase in insurance payable                           1,264           ---
Increase in net payroll payable                         2,756           ---
(Increase) in accounts receivable-trade               (24,687)      (20,547)
                                 -related party       (61,761)          ---
(Increase) in prepayments                             (10,000)       (1,302)
(Increase) in advances receivable-others              (16,218)          ---
                                                   ----------    ----------
Net cash provided by (used in ) operating
 activities                                           787,307       192,265
                                                   ----------    ----------

Cash flows from investing activities:
Purchase of property plant and equipment             (259,243)      (15,332)
Disposal of property plant and equipment               12,771           ---
Addition to advance receivable                            ---       (81,243)
Decrease (addition) to other assets                    30,000       (86,703)
Addition to deferred expenditures                  (1,061,296)     (311,636)
Deposit                                              (202,055)          ---
Organization cost                                     (28,024)          ---
Proceeds from the sale of land option                     ---        20,000
                                                   ----------    -----------
Net cash used in investing activities              (1,507,847)     (474,914)
                                                   -----------   -----------

Cash flows from financing activities:
Repayment of short-term debt                           (4,293)       (6,646)
Proceeds from sale of securities                          ---        26,963
Increase in notes payable-officers                     30,351         7,000
(continued on next page)
Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1997 and 1996

(continued from previous page)
Decrease in reserve                                   (2,500)          ---
Proceeds from long-term debts                        850,000           ---
Proceeds from notes payable                          650,997       200,000
Proceeds from sales of shares                            ---        50,000
Additions to notes payable--officers                     ---        12,000
Proceeds used to establish sinking funds            (750,000)          ---
                                                   ---------     ---------
Net cash provided by financial activities            774,555       289,317
                                                   ---------     ---------


Net increase in cash                                  54,015         6,668
Cash at beginning of year                              6,668
                                                  ----------   -----------
Cash at the end of the year                          $60,683         6,668
                                                  ==========   ===========


Cash paid during the year for:

Interest                                               $ ---           850
                                                  ==========   ===========


Summary of Non Cash Transactions
                                                      Debit        Credit
1997

Expenditures                                         $669,924
Accounts payable-trade                                 15,164
Deferred expenditures                                 376,454
Interest payable                                      158,749
interest receivable                                    12,414
Loss on disposal of subsidiary                         43,496
Property plant and equipment                          652,199
Accounts receivable-related party                         819
Investment                                                236
Interest payable-officers                              16,432
Long-term loans                                        54,688
Convertible promissory notes payable                  450,997

Additional paid in capital                                         $377,201
Common Stock                                                          6,652
Other income                                                         64,414
Treasury stock                                                       12,000
Advance receivable-officers                                          47,543
Convertible notes payable-officers                                  311,145
Other assets                                                        192,912
Shares subscribed                                                    19,655
Additional paid in capital-subscribed                               858,201
Accounts payable-others                                              95,000
Accounts receivable-trade                                            20,547
Prepayment                                                            1,302
Notes payable                                                       445,000


The notes on pages 10-14 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1997 and 1996


Summary of Non Cash Transactions



1996

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



























The notes on pages 10-14 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1997 and 1996


Supplemental disclosure information:


1997

The Company issued 350,000 shares valued at $131,250 as compensation to employees, officers and directors.

The Company issued 277,260 shares valued at $214,515 as settlement for interest payable and the value of construction plans.

The Company issued 72,000 shares valued at $34,500 as compensation for consulting services and other professional fees.

The Company issued 25,000 shares valued at $12,500 as partial settlement of a note payable.

The Company retired its 60,000 treasury stock valued at $12,000.

The Company reclassified 1996 loss of $135,787 relating to the loss in value of officer's shares held as collateral for a Company obligation from an officer's account to deferred expenditures.




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











The notes on pages 10-14 form an integral part of these financial statements.

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended 31st December 1997 and 1996


                                                                          Retained        Other
                                      Common stock          Additional    Earnings
Stockholders'
                                         Number              paid-in    (Accumulated      equity
                                       of shares    Amount   capital       deficit)      accounts

                                      -------------------------------------------------------------

Balance 1st January 1996              13,446,759  $134,468   $12,699,898     ($561,143)
($35,000)

Sale of restricted common stock          149,720     1,497        48,503        0             0
Shares issued as compensation to
  employees/officers                     412,500     4,125        99,000        0             0
Shares issued for legal and
  consulting services                     89,200       892        21,258        0             0
To reverse shares incorrectly recorded
  as issued in 1995                   (1,050,000)  (10,500)     (441,500)       0             0
Shares issued for notes and interest
  payable                              1,626,700     16,267      840,417        0             0
Shares issued for stock bonus plan       500,000      5,000       95,000        0             0
Shares issued for deferred expenditures   40,000        400        8,400        0             0
Reclassified as other asset                 0          0            0           0           13,000
Written off to expense                      0          0            0           0           10,000
Prior year adjustment                       0          0            0          430,000        0
Net income                                  0          0            0          358,145        0
                                     -------------------------------------------------------------

Balance at 1st January 1997           15,214,879   $152,149   $13,370,976     $227,002
($12,000)

Shares issued as compensation to
  employees/officers/directors           350,000      3,500       127,750
Shares issued for other professional
  services                                12,000        120         4,380
Shares issued for accounts payable           900          9           306
Shares issued for deferred expenditures
  and interest payable                   277,260      2,773       214,515
Shares issued for notes payable           25,000        250        12,250
Shares issued for consulting services     60,000        600        29,400
Treasury stock retired                   (60,000)      (600)      (11,400)                  12,000
Net income from operations                                                       3,326
                                     -------------------------------------------------------------

Balance at 31st December 1997         15,880,039   $158,801   $13,748,177     $230,328
 $ ---

==============================================
===============


























The notes on pages 10-14 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1997 and 1996

1.   STATUS

The Company was incorporated under the laws of the State of Delaware in 1987. The Company invested in a California-based national bank and developed a franchise system whereby member banks were supported by various financial products and services.

Unable to achieve profitability the Company discontinued its franchise efforts. During 1991, 1992, 1993, and 1994, the Company focussed on finding a new business direction that would provide the basis for building a growth and added value group of operations. In 1995, under the guidance of a new Board of Directors, the Company began actively promoting its property interest in a 31,000-acre piece of prime Belizean real estate.

As a result of the pursuit of the equity, and later a shareholder interest in the property in Belize, through its subsidiaries and affiliates the Company is engaged in the development of a master plan for a mixed-use destination residential and resort development, a Belizean mahogany and hardwood timber and wood processing operation, the development and sales of residential lots, condominiums, a members club, a world-class destination resort, and a variety of other related ventures.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include only the accounts of Wall Street Financial Corp. (the Company) and its wholly owned subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwoods Limited, Wall Street Internet Corp, Belize Transportation Agencies Limited, and minority equity interest in Compradore Limited. Belize Transportation Agencies Limited was disposed of on 1st January 1997.

All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of Mayan Resorts Limited and the Trust Corporation, the Company's subsidiaries were inactive.



3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Renewals and major improvements are capitalized; minor replacements, repairs and maintenance are expended when incurred.

Depreciation is calculated on the historical cost using the straight-line method based on estimated useful lives. The following are the depreciation rates:

       Buildings                             3%
        Furniture, fixtures and equipment            20%
        Vehicle                                      20%



4.   RELATED PARTIES TRANSACTIONS

The Company owns 23.62% of Compradore Limited, a Hawaii Corporation which in turn owns 31,423.45 acres of fee simple property in Belize, Central America. Forest resource on the land is estimated at $134,500,000.

The Company owns 100% of WSF Trust Corporation of Belize Limited. WSF Trust was appointed by Compradore Limited as the sole Trustee and Asset Manager of the assets (land) of Compradore for a fee of 50% of the gross proceeds derived from the projects. WSF Trust recorded a note receivable from Compradore Limited and deferred income of $67,250,000.

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



5.   DEFERRED EXPENDITURES

These represent capitalized costs relating to pre-operation expenses for the Company's Belize subsidiaries, primarily Mayan Resorts Limited and Mayan Plantation Hardwoods, which were not operational until early 1998.



6.   DEPOSIT

This represents cash payments relating to the transaction to acquire property pending at December 31, 1997.



7.    SINKING FUNDS

The Company has established sinking funds to retire long-term obligations relating to Investor Visa Category investments made with one of the subsidiaries the Company (see note 14).



8.   CONVERTIBLE PROMISSORY NOTES PAYABLE

                                                        1997       1996
Convertible promissory notes payable consist of the following:


Benjamin Ynson / Phesco - principal                  $100,000      100,000
Unsecured:  12.75% note issued 31/10/90.
Due date 31/10/93. The Company has obtained oral extension for this note.

Roy Adaniya - principal                                   ---       50,000
Unsecured:  10% note issued 23/8/95.
Due date 30/9/97. This note was partially converted and applied to the purchase of a lot
The Company has obtained oral extension for the remaining balance of the note.

Paul Grab - principal                                     ---       25,000
Unsecured:  note issued 12/11/95. Note
was converted for stock in 1997, however 50% of the shares were issued at 31/12/97.



Roy and Lavern Adaniya - principal                        ---       50,000
Unsecured: 10% note issued 26/1/96. Due date: 31/1/98. The Company has obtained oral extension for this note.

James Schuler - principal                            1,100,000   1,100,000
Original amount of loan: $2,000,000;
10% note issued 28/6/96. Secured: 10% of gross timber revenues. Due date: 31/12/96.
The Company has obtained oral extension
for this note.

Roy and Lavern Adaniya - principal                         ---      25,000
Unsecured: 8% note issued 12/11/96. Due date: 31/12/96. The balance of this note was applied to the purchase of a lot.

NISSIM TSE - principal                                 125,000     125,000
Unsecured: 8% note issued 8/11/96. Due date:
31/12/96. The Company has obtained oral extension for this note.

Richard G. Hinkle Trust - principal                    100,000         ---
Secured: 10% of gross timber profits
issued 2/9/97. Due date: 31/12/99.

Richard G. Hinkle Trust - principal                    250,000         ---
Secured: 10% of gross timber profits
issued 27/9/97.  Due date: 31/12/99.
                                                    ----------  ----------
                                                    $1,675,000   1,475,000
                                                    ==========  ==========


9.   PAYROLL TAXES

Effective 1st January 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS
109) which requires a change from the deferred method to the asset and liability method of accounting for income taxes.


10.  LITIGATION

The Company is a party to several claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.


11.  RESERVE

Reserve represents transfers from notes payable, $450,000, and from litigation payable, $150,000. at 31/12/96, net of 1997 disbursements related threto.


12.  NOTES PAYABLE-OFFICERS

Notes payable-officers consist of the following accounts:

                                             1997               1996

      MT/Merica                              $58,000            58,000
      GK/GRII                                125,645            47,000
(continued on next page)

(continued from previous page)
      MT/Sypex                                16,000            16,000
      Adaniya-non-officer in 1996             85,000               ---
      Gerhart W. Walch                       267,173            77,322
      due to officer-recorded as income          ---            12,000
        in 1997                             --------           -------
                                            $551,818           210,322
                                            ========           =======

13.   NOTES PAYABLE

Notes payable consist of the following accounts:

                                             1997               1996

      Compradore note payable                $160,000           160,000
      WSFC note payable (note 6)          134,500,000       134,500,500
      WSFC note receivable (note 6)       (67,250,000)      (67,250,000)
      WSFC note receivable (note 6)       (15,891,175)      (15,891,175)
     Sandhill Enterprises, Ltd.              445,000               ---
                                          -----------       -----------
                                          $51,963,825        51,518,825
                                          ===========       ===========


14.   LONG-TERM DEBTS

In October 1997 the Company became a participant in an approved immigrant entreupeneur investment program (Investor Visa Category of the Immigration Act of 1990), in which the Company received proceeds for hotel/resort development. The long-term debt relates to transactions which have five year maturity dates. The Company has established sinking funds to provide for the retirement of these debts (see note 7).


15.   STOCKHOLDERS' EQUITY

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

Of the 15,880,039 outstanding shares of Common Stock as of 31st December 1997, approximately 2,433,280 shares are restricted as to resale. These shares may not be traded publicly or otherwise transferred except as permitted under various exemptions contained in the Securities Exchange Act, or upon satisfaction of the registration and prospectus delivery requirements of the Securities Exchange Act.



16.   RETAINED EARNINGS/<ACCUMULATED DEFICITS>

                                                    1997           1996

  Balance at the beginning of the year           $227,002       (561,143)
  Profit for the year                               3,326        358,145
  Prior year adjustment (note 17)                                430,000
                                                 --------       --------
                                                 $230,328        227,002
                                                 ========       ========


17.   INCOME TAX

As of 31st December 1997, the Company has accumulated net earnings of approximately $230,328. The Company is preparing its federal income tax returns
for filing from 1990 through 1997.    The Company's income tax returns which are
not closed for examination by statutes have not been examined by the taxing authorities. No provision for corporate income taxes payable are reflected in these statements.


18.   NET PROFIT PER SHARE

Net profit (loss) per share is based on weighted average number of shares outstanding of 15,479,319 for 1997 and 13,917,330 for 1996.



19.   GROSS PROFIT FROM OPERATIONS

                                                 1997               1996

      From revenue-lot sales                   $554,326                ---
      From revenue-transportation and services      ---            142,390
      Direct expenses                          (250,000)          (115,944)
                                               --------           --------
                                               $304,326             26,446
                                               ========           ========





20.   OTHER INCOME
                                                 1997              1996

      Sale of logs                             $133,717              ---
      Other                                      16,175              292
      Sale of land option                           ---          160,000
      Debt forgiveness/payable written off          ---          452,993
      Direct expenses                           (57,378)             ---
                                                -------         --------
                                                $92,514          613,285
                                               ========         ========



21.   PRIOR YEAR ADJUSTMENT

      1996 prior year adjustment is a result of 1995 expenses overstated.

Report of the Auditor on Supplementary Information

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of Wall Street Financial Corporation and subsidiaries as of and for the years ended 31st December 1997 and 1996, which is in the preceding section of this report. The supplementary information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Mark C. Hulse
Chartered Accountant
10th April 1998



Belize City
Belize, C.A.










Member Firm of
SUMMIT INTERNATIONAL ASSOCIATES INC. (New York)
Wall Street Financial Corporation and Subsidiaries
OPERATING EXPENSES
Years Ended 31st December 1997 and 1996

                                             1997               1996
                                             ----               ----

Fuel                                           $---              4,039
Salaries, wages and compensation            128,206             48,613
Auto                                            950              1,605
Employee benefits                             1,980                ---
Employee parking                              1,139                771
Rent                                          5,475             11,048
Utilities                                     7,003             13,269
Bank charges                                    307              2,056
Delivery and postage                            706              2,532
Insurance                                     1,255              1,222
Licenses and fees                               753                297
Office expenses                               1,613              3,195
Office supplies                               1,917              3,165
Printing                                      1,823              3,175
Repairs and maintenance                         741              1,076
Donation                                        ---                 50
Supplies - other                                146                ---
Accounting                                    2,250              7,372
Legal                                         7,337             16,323
Outside services                             16,880              5,572
Other professional services                 116,559                918
Meals and entertainment                       3,583              1,166
Travel and transportation                    11,342              5,823
Advertising and promotion                     1,383              1,052
Public relations                                162              2,842
Dues, subscriptions and memberships              44                362
Other operating expenses                         75                106
Bad debts                                       ---             14,000
Taxes-other                                     151                ---
Recruiting costs                              1,250                ---
Shareholders/investor expenses                4,511                ---
Loss on currency exchange                        63                ---
Payroll taxes                                 1,992                ---
Trash/refuse                                     37                ---
Books and other research materials               51                ---
Online services                                 (20)               ---
                                          ---------           --------
                                           $321,664            151,649
                                          =========           ========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

In December 1996, the accounting firm Mark C. Hulse, Chartered Accountant, Member Firm of Summit International Associates was approved at the Annual Shareholders meeting as the Company's independent certifying accountant due to the Company's focus on utilization of its Belize assets. Mark C. Hulse, Chartered Accountant, formerly representing KPMG Peat Marwick in Belize, and the firm of Grant Thornton LLP were the Company's prior accountants. The Company anticipates continuing to utilize the services of KPMG Peat Marwick and Grant Thornton LLP for other accounting matters and/or consulting services.
Additional information about the appointment of Summit International Associates, Belize Office as the Company's certifying accountants, is as follows:

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


Gail Kitaji, Ph.D.: 51 Dr. Kitaji is Principal Financial Officer and Treasurer of the Company, 5/95 - Present. Dr. Kitaji has been Operations Planning Manager (Financial) for the Lanai Company 9/91 - 9/93; VP-Finance and Controller of Alaska General Alarm, Inc., 1987 - 1989.

Michael Singh: 33, Mr. Singh is a member of the Board of Directors of WSF. He is the President and Chief Operating Officer of Belize Transportation Agencies Limited ("BTAL") and its subsidiary Mayan Freight Lines, Inc. since December 1995-Present. Between 1989 - 1995, Mr. Singh has held numerous positions with
Tropical Shipping Company, Ltd., and was the Country Manager, Belize.   Until
recently he was the Chairman of the Board of the Air Traffic Licensing Authority of Belize.

Antoine Y. Gedeon: 51, Mr. Gedeon is Senior Vice President and a member of the Board of Directors of WSF since November 1995-Present. He is the President of Mayan Resorts Limited and the Chief Operating Officer of the Belize Operations. He has held financial, managerial and top management positions in the hospitality industry with Hilton and Regent Hotels since 1969. He is the founder/president of the Vanuatu Hotel & Restaurant Association, and of an air-tour and ground transportation operation in Honolulu, Hawaii.

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

Richard G. Hinkle, 52, Mr. Hinkle is a Director-nominee of WSF. He was cofounder of Team Rental Group, Inc. , a publicly-traded corporation traded on NYSE which in 1997 changed it's name to Budget Group Inc. His a director of Advanced Power Technologies provider of OEM products, and is co-founder and Director of Consolidated Golf Companies. From 1969-1983 he held various management positions with Hertz Corp.


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


                             SUMMARY COMPENSATION TABLE

                                                     Long Term Compensation
                                             -------------------------------
                       Annual Compensation           Awards         Payout
                       --------------------  --------------------  ---------
  (a)            (b)     (c)    (d)    (e)        (f)      (g)      (h)        (i)
                                     Other
Name                                 Annual   Restricted
and                                  Compen-  Stock                LTIP      All Other
Principal              Salary  Bonus sation   Award(s)   Options/  Payouts   Compensa-
Position         Year    ($)    ($)    ($)      ($)      SARs (#)    ($)     tion ($)
---------------------------------------------------------------------------------------
Gerhart Walch    1997     0     0     0       $15,625 <F2>   0        0         0
 President,CEO   1996     0     0     0       0              0        0         0
 Chairman        1995     0     0     0       $12,500 <F1>   0        0         0

<F1>
(1) In 1994, the Company awarded Mr. Walch 50,000 shares of common stock for services rendered. On the day of the grant, the closing market price was $.25. Therefore, for purposes of the Summary Compensation Table the dollar value of such restricted stock award was $12,500. The shares were not issued until 1995.
<F2>
(2) In 1996, the Company awarded Mr. Walch 50,000 shares of common stock for services rendered as a member of the Board of Directors. On the day of the grant, the closing market price was $.3125. Therefore, for purposes of the Summary Compensation Table the dollar value of such restricted stock award was $15,625. The shares were issued in 1997.

No options, stock appreciation rights or long-terms incentive plan awards were issued or granted to the Company's management during the fiscal years ending December 31, 1997 and 1996. As of December 31, 1997, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.


Compensation of Non-Employee Officers & Directors

The Company's non-employee directors are compensated $500 per board meeting attended in addition to 50,000 shares of common stock of the Registrant. The Company's non-employee officers receive consulting fees and 50,000 shares of the common stock of the Registrant. The shares will be issued immediately in the Director's or Officer's name, but will be held by the Secretary of the
Corporation until vesting is in full.   The rate of vesting of these shares will
occur at the rate of 8% per month, on the last day of each month, beginning January 1, 1997, with the residual shares being vested at December 31, 1997, unless an acceleration of vesting occurs. The Company will reimburse for reasonable and approved expenses.


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

Effective January 1, 1996, engagements agreements were entered into with Dr. Gail Kitaji, Ph.D., Michael Singh and Antoine Y. Gedeon which provide for each individual a base salary of $5,500 per month, 100,000 shares of common stock and a performance based incentive bonus compensation package consisting of cash and stock bonuses, relating to the implementation of the three year business plan, subject to the recommendation of the Compensation Committee of the Board of Directors. This compensation was deferred by Dr. Kitaji, Mr. Singh and Mr. Gedeon.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 31, 1997, by: (1) each officer and director of the Company;

(ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

                                       Number of
                                         Shares
        Name                           Owned (1)             Percent


    Gerhart Walch (1)(2)                4,385,729             27.6%
    4057 Black Point Road
    Honolulu, HI 96816

    Gordon E. Rapozo (1)                  339,258              2.1%
    187 Nawiliwili Street
    Honolulu, HI 96825

    Stock Bonus Plan                         500,000              3.1%
    Richard G. MacMillan, Esq., Trustee
    Gail Kitaji, Ph.D., Trustee

    Dr. Gail Kitaji, Ph. D. (1,3)         203,000              1.3%
    1325 Wilder Avenue, 21 Makai
    Honolulu, HI 96822

    Richard MacMillan, Esq. (1)           271,750              1.7%
    7016 Kamilo Street
    Honolulu, HI 96820

    Antoine Y. Gedeon (1)                 163,247              1.0%
    1016 Laukupu Way
    Honolulu, HI  96825

    Michael Singh (1)                     150,000               .9%
    South Street
    Belize City, Belize, C.A.

    Roy S. Adaniya, M.D.(1)               180,000              1.1%
    2903 Laola Pl.
    Honolulu, HI  96813

    All Officers and Directors          6,192,984             39.0%
    as a Group (7 persons)

    Total Shares Issued and            15,880,039            100.0%
    Outstanding

(1)  These individuals are the officers and/or directors of the Company.

(2)  Mr. Walch is the CEO and director of the Company.


iii. each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.


                                       Number of
                                         Shares
        Name                               Owned             Percent


Nissim Tse                              1,026,683              6.5%
30 Queens Rd
Central Hong Kong


William Y. Yano                           958,150              6.0%
1750 Kalakaua Ave #3301
Honolulu, Hawaii


(b) Security Ownership of Management.  See Item 12(a) above.

(c) Changes in Control. No changes in control of the Registrant are contemplated.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY
TRANSACTIONS


In 1997, the Company issued a total of 410,000 shares to officers, directors, employees and others in lieu of, or in addition to, cash compensation. These shares were issued to the following:


                                   Number              Year
         Name                     of Shares           Issued

Antoine Y. Gedeon                   50,000             1997

Michael Singh                       50,000             1997

Roy S. Adaniya                      50,000             1997

Gerhart W. Walch RL Trust          100,000             1997

Thompson Matheny Corporation        50,000             1997

Gordon Rapozo                       50,000             1997

Paul R. Peterson                    30,000             1997

Vincent Nerlino                     30,000             1997






In recognition of services performed in prior years, on July 25, 1997, the Compensation Committee of the Board of Directors approved the following shares of registrant's common stock to be vested and issued at May 31, 1998:


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

(b)  Reports on Form 8-K.  None filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WALL STREET FINANCIAL CORPORATION


By /s/ Gerhart W. Walch                                     April 10, 1998
    Gerhart W. Walch
    Chairman, President and
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                           Date

/s/ Gerhart W. Walch          President/CEO                  April 10, 1998
Gerhart W. Walch              and Director
                              Principal Executive Officer


/s/ Roy S. Adaniya, M.D.      Director                      April 10, 1998
Roy S. Adaniya, M.D.          Chairman
                              Compensation Committee


/s/ Antoine Y. Gedeon         Subsidiary President          April 10, 1998
Antoine Y. Gedeon             and Director



/s/ Gail Kitaji, Ph.D.        Treasurer                     April 10, 1998
Gail Kitaji, Ph.D.            Principal Financial Officer



/s/ Richard G. MacMillan      Secretary, Counsel        April 10, 1998
Richard G. MacMillan, Esq.


/s/ Gordon E. Rapozo          Director                     April 10, 1998
Gordon E. Rapozo              Chairman Audit Committee



/s/ Michael Singh             Subsidiary President         April 10, 1998
Michael Singh                 and Director


[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                     YEAR
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               DEC-31-1997
[CASH]                           60683
[SECURITIES]                         0
[RECEIVABLES]                    99681
[ALLOWANCES]                         0
[INVENTORY]                          0
[CURRENT-ASSETS]                170364
[PP&E]                          923532
[DEPRECIATION]                   (7405)
[TOTAL-ASSETS]               138554230
[CURRENT-LIABILITIES]          2325925
[BONDS]                              0
[COMMON]                        158801
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY] 138554230
[SALES]                              0
[TOTAL-REVENUES]                425483
[CGS]                                0
[TOTAL-COSTS]                   327186
[OTHER-EXPENSES]                     0
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]               51475
[INCOME-PRETAX]                  46822
[INCOME-TAX]                         0
[INCOME-CONTINUING]              46822
[DISCONTINUED]                  (43496)
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                      3326
[EPS-PRIMARY]                    .0002
[EPS-DILUTED]                    .0002

