Form 10-K/A
period 1997-12-31
WALL STREET FINANCIAL CORP /DE/
filed 1998-04-28
CIK 837491

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


ITEM 6.   SELECTED FINANCIAL DATA

                                    1997                    1996

Net Sales                          425,483               639,731

Net Income (Loss)                    3,326               358,145

Net Income (Loss) per Share         .0002                   .03

Total Assets                   138,554,230           134,288,323

Total Liabilities               55,439,068            54,300,196

Shareholder's Equity            15,015,162            13,738,127








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

