Form 10QSB
period 1998-03-31
WALL STREET FINANCIAL CORP /DE/
filed 1998-05-27
CIK 837491

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                            Outstanding at March 31, 1998

    $.01 par value                                       24,223,575

Transitional Small Business Disclosure Format (Check one) Yes     No  X

                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                     WALL STREET FINANCIAL CORPORATION

                    For the Quarter ended March 31, 1998

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - March 31, 1998 and
                     December 31, 1997                              .....3

                  Statement of Operations - Three months
                     ended March 31, 1998 and 1997                  .....5

                  Statements of Cash Flows - Three months
                     ended March 31, 1998 and 1997                  .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....14

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....15

Item 5.        Other Information                                    ....15

Item 6.(a)     Exhibits                                             ....15

Item 6.(b)     Reports on Form 8-K                                  ....15

              Wall Street Financial Corporation and Subsidiary
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,       December 31,
                                                   1998              1997
                                       note     (unaudited)       (audited)
        Assets

Current Assets
 Cash                                             $63,818             $60,683
 Accounts receivable-trade                         24,687              24,687
 Accounts reeivable-related parties                86,422              62,580
 Inventory                                         83,532                 ---
 Prepayment                                        10,000              10,000
 Interest receivable                               23,123              12,414
                                             ------------        ------------
       Total current assets                       291,582             170,364
                                             ------------        ------------
Advances Receivable-
 Officers                                              40                 ---
 Other                                              9,910              17,768
                                             ------------        ------------
                                                    9,950              17,768
                                             ------------        ------------

Note receivable                                   101,313             100,000

Property, plant and equipment
 Land                                             229,000             229,000
 Buildings                                        150,000             150,000
 Furniture, fixtures and equipment                531,329             527,932
 Vehicle                                           16,600              16,600
                                             ------------        ------------
                                                  926,929             923,532
 Less:  accumulated depreciation                   36,482               7,405
                                             ------------        ------------
Property plant and equipment-net                  890.447             916,127
                                             ------------        ------------
Other Assets                                       48,497              20,000

Deferred Expenditure                            1,675,973           1,785,030

Deposits                                          365,588             202,055

Forest Resource                               134,500,000         134,500,000

Organization cost                                 110,317              28,024
 Less: accumulated depreciation                     3,071               2,457
                                             ------------        ------------
                                                  107,246              25,567

Sinking funds                           1       1,210,938             804,688

Investment                                          6,999              12,631
                                             ------------        ------------
                                             $139,208,533        $138,554,230
                                             ============        ============


 The notes on page 7 form an integral part of these financial statements

              Wall Street Financial Corporation and Subsidiary
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1998           1997
                                       note       (unaudited)     (audited)


 Liabilities and Shareholders' Equity


Current Liabilities
 Convertible promissory notes payable               $299,000      $1,675,000
 Accounts payable-trade                              250,743         242,116
 Accounts payable-officers/directors     2         1,042,078           2.742
 Accounts payable-other                              175,381         174,593
 Payroll taxes payable                                15,777           9,654
                                                ------------    ------------
                                                   1,782,979       2,104,105
                                                ------------    ------------
Accrued liabilities
 Interest payable-officers                            12,225          77,063
 Interest payable-others                             188,921         120,737
 Insurance payable                                       421           1,264
 Net payroll payable                                      26           2,756
                                                ------------    ------------
                                                     201,593         201,820
                                                ------------    ------------
Other current liabilities
 Litigation settlement                                20,000          20,000
                                                ------------    ------------
     Total current liabilities                     2,004,572       2,326,925

Notes Payable-officers/directors                     757,837         551,818
Reserve                                              547,080         597,500
Notes Payable-others                     3        32,063,825      51,963,825
                                                ------------    ------------
     Total liabilities                            35,373,314      55,439,068

Deferred Revenue                                  66,740,000      67,250,000

Long-term debts                          4         1,275,000         850,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
  shares of $.01 par value; issued
  and outstanding 24,223,575 shares
  at 03/31/97 and 15,880.039 at 1997                 242,236         158,801
 Common stock-subscribed, 303,575
  shares of $.01 par value at 03/31/98
  and 1,965,452 at 1997                                3,036          19,655
 Additional paid-in capital                       35,140,816      13,748,177
 Additional paid in capital-subscribed               106,204         858,201
 Retained earnings                                   327,027         230,328
                                                ------------    ------------
                                                  35,820,219      15,015,162
                                                ------------    ------------
                                                $139,208,533    $138,554,230
                                                ============    ============


  The notes on page 7 form an integral part of these financial statements.

              Wall Street Financial Corporation and Subsidiary
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      for Three Months Ending March 31,


                                                 1998                1997
                                             (unaudited)         (unaudited)


Revenue
 Gain on investment                                 $931            $183,279
 Operations-gross profit                         516,699              84,097
 Interest income                                  11,318                  54
 Other income                                         81                 100
                                                --------           ---------
                                                 529,030             267,530
                                                --------           ---------

Expenses
 Operating expenses                              319,155               4,999
 Interest expense                                 82,053              44,204
 Depreciation/amortization                         3,892                 616
                                                --------           ---------
                                                 405,099              49,819
                                                --------           ---------

Income from operations                          $123,931            $217,711
                                                ========           =========

Net income/per share from operation                $0.01              ($0.01)
                                                ========           =========



























The notes on page 7 form an integral part of these financial statements.

               Wall Street Financial Corporation and Subsidiary
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Three Months Ended March 31,


                                                     1998            1997
                                                  (unaudited)     (unaudited)

Cash flows from operating activities:
 Net income/(loss) from operations                  $123,931        $217,711
Items not affecting working capital
 depreciation                                         29,077             616
Changes in assets and liabilities:
 increase in accounts payable-officers/directors   1,039,366
 decrease in interest payable-officers/directors     (64,838)
 increase in interest payable-others                  68,184
 increase in inventory                               (83,532)
 decrease in deferred expenditures                   109,057
 decrease in deferred revenues                      (510,000)
 increase in related party receivable                (23,842)
 increase in interest receivable-other               (10,709)
 (decrease) in other assets & liabilities            (33,721)        (72,703)
                                                  ----------       ---------
                                                     642,973         145,624
                                                  ----------       ---------
Cash flows from investing activities:
 Purchase of furniture                                                (1,413)
 Purchase of equipment                                (3,397)
 Deposit for acquisition of property                (159,955)
 Addition to other assets                            (82,293)       (324,404)
                                                  ----------        --------
Net cash used in investing activities               (245,645)       (325,817)
                                                  ----------        --------
Cash flows from financing activities:
 Proceeds from long-term debt                        425,000
 Proceeds notes payable-officers/directors           206,019         175,573
 (Decrease) in convertible notes payable         (21,276,000)
 (Decrease) in reserve                               (50,420)
 Proceeds used to establish sinking funds           (406,250)
 Proceeds from sale of shares                        100,000
 Issuance of shares to convert debt to equity     21,376,074
 (Decrease) in shares to be issued                  (768,616)
                                                  ----------       ---------
                                                    (394,193)        175,573
                                                  ----------       ---------
Net increase/decrease) in cash                         3,135          (4,620)
Cash at beginning of year                             60,683           6,668
                                                  ----------       ---------
Cash at end of period                                $63,818          $2,048
                                                  ==========       =========

Cash paid during the period for:
Interest                                                $0              $0








The notes on pages 7 form an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire year.

     The 10-QSB filing condensed financial statements for the three months ending March 31, 1998, consist of the consolidated financial statements of Wall Street Financial Corporation ( WSF ) and its wholly owned subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwood Limited, and Wall Street Internet Corp., (a development stage company).



1.    Sinking funds

The Company has established sinking funds to retire long-term obligations relating to Investor Visa Category investments made with one of the subsidiaries the Company (see note 4). Increase from December 31, 1997, represents additional approved immigrant entrepeneur investment (Investor Visa Category of the Immigration Act of 1990).



2.    Accounts payable-officers/directors

Increase from December 31, 1997, represents amounts from convertible notes payable, accrued interest payable, accrued compensation, and conversion of other accounts payable due to officers and directors exercising conversion option for stock. Issuance of stock is contingent upon approval of increase in authorized capital stock at shareholders meeting to be held July 9, 1998.


3.    Notes payable-other

The reduction in Notes payable-other to $32,063,825 at March 31, 1998 from $51,963,825 at December 31, 1997, is due primarily to the conversion of $21,000,000 in debt to common stock of the Company at $3.00/share.



4.   Long-term debt

In October 1997 the Company became a participant in an approved immigrant entreupeneur investment program (Investor Visa Category of the Immigration Act of 1990), in which the Company received proceeds for hotel/resort development. The long-term debt relates to transactions which have five year maturity dates. The Company has established sinking funds to provide for the retirement of these debts (see note 1).

ITEM  2

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

(a)  General Development

The Registrant (also referred to as the "Company") was incorporated under the laws of the State of Delaware in March 1987. While Registrant initially provided financial services to community banks, since 1995, under the guidance of a new Board of Directors, the Company began actively concentrating on its interest in a 31,000-acre parcel of prime Belizean real estate property.

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


                                   -8-
LIQUIDITY AND CAPITAL RESOURCES


Assets

Total assets at March 31, 1998, were $139,208,533 as compared to $138,554,230 at December 31, 1997. As of March 31, 1998, the Company had cash balances of $63,818 compared to December 31, 1997 cash balances of $60,683. On March 31, 1998, current assets of the Company were $291,582 compared to $170,364 at December 31, 1997.

Forest Resource

Forest Resource was $134,500,000 at March 31, 1998, and $134,500,000 at
December 31, 1997, and consists of about 14,576 acres dense broad-leaf forest range that, pursuant to its assessments, contains mature and merchantable #1 and #2 grade Honduras Mahogany and other merchantable hardwood trees, mostly cedar. With the implementation of an ecologically sound Forestry Management and Timber Processing Plan this resource should remain sustainable based on an estimated growth in merchantable hardwoods of approximately seven million board feet (7,000,000 BF) or more per annum.

Land Resource

No value is reflected with regards to the 23.62% Company s ownership in Compradore Ltd. or in the Company's interest as sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate in Belize City District, Belize, Central America.

  Liabilities

Liabilities for the Company were $35,373,314 at March 31, 1998, compared to $55,439,068 at December 31, 1997. Of these liabilities, $30,518,825 is due to an affiliate at March 31, 1998, and $51,518,825 at December 31, 1997. The reduction in liabilities is due mainly to the partial conversion of a note payable into common stock of the Company.

Current liabilities

Current liabilities for the Company were $2,004,572 at March 31, 1998, compared to $2,315,925 at December 31, 1997. The decrease in current liabilities is a due to conversions of Notes and Interest Payable to equity. The Company expects to convert, re-negotiate or pay all or a portion of the current liabilities later in 1998. However, no assurance can be given to that effect.

Deferred Revenue

As the sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate, WSF Trust Corporation of Belize Limited is entitled to fifty (50%) percent of all revenues from the estate. This contract is similar to limited partnership contracts, in which the general partner (in this case WSF Trust) receives a share of the property s income. The deferred revenue of $66,740,000 at March 31, 1998, and $67,250,000 represents the unrecognized portion of revenue from the sale of timber resources which is being recognized as revenue as timber from that sale is processed and shipped.

  The Company has acquired control of a sawmill and is currently processing hardwood into lumber during the second Quarter of 1998 and anticipates full production capabilities for lumber and value-added wood products by the end of the third Quarter of 1998.


                                 -9-
Shareholders' Equity

The Company's shareholders' equity increased to $35,820,219 at March 31, 1998, compared to $15,015,162 at December 31, 1997, due mainly to the partial conversion of Notes payable-others into equity at $3.00 per share.


RESULT OF OPERATIONS

Revenues

The Company had operating revenues of $529,030 for the three month period ending March 31, 1998, as compared to $267,530 for the comparable quarter in 1997. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans progress.

Expenses

Expenses increased to $319,155 for the three months ending March 31, 1998, compared to $4,999 for the comparable quarter in 1996. The increase in expenses is attributable to expenses deferred from 1996 and 1997 currently being recognized with the start up of operations at the sawmill and with the inception of the members club .

Net Operating Income

There was a net operating income of $123,931 for the Quarter ended March 31, 1998, compared to a net operating income of $217,711 at March 31, 1996. The decrease in net income is due mainly to recognition of operating and deferred expenses from 1996 and 1997 relating to the wood processing business. Income from 1997 was mainly attributable to lot sales which carried very little operating overhead.



PLAN OF OPERATION

 (a)  General

To implement the plantation revitalization and resort development plans and to achieve desired objectives, the Company will provide capital to its Belize
based Trust   Company, which in turn   will  make investments in synergistic
companies and/or enter into joint ventures with qualified strategic partners.

(b)  Operations

The Registrant s activities during the first Quarter of 1998 were focused on the continued assessment of the resources of its asset base, the reduction of its liabilities , the preparation and implementation of the Company s Plantation Revitalization Plan and the Resort Destination Development Plan, and the establishment of the sawmill and wood processing facility.

The Plantation has a 300-year history as a citrus plantation, cattle ranch and forest range that, at the height of its operation, employed approximately 1,000 persons.

The Plantation now encompasses 31,423.45 acres owned by Compradore Limited, an affiliate of the Company. It is managed by the Trust Company. The property is held free and clear of any liens orother obligations. The Plantation is on the ocean and has coastline frontage of approximately 20


                                  -10-
miles on the Caribbean Sea. The land itself consists of areas previously used as a forest range, cattle ranch and tropical fruit plantation. It also features coastal lagoons, marshes and savannas that transition into tropical hardwood forests. A major attraction on this property is a large number of Mayan temples and other archaeological sites up to 4000 years old.

A portion of the Plantation is densely covered by a hardwood forest containing major stands of mahogany, cedar, pine, teak and other tropical hardwoods. The forested area occupies approximately 14,576 acres (5,901 hectares), or approximately 37% of the total land base of the property. All forestry operations will be based on sustained yield management. The Company manages the forest resources and now operates a sawmill and value-added wood processing plant. With the completion of the secondary wood processing facility currently under construction, the Company will be capable of producing virtually all of the wood products and mill work for its planned residential, commercial and eco-resort development projects

The Land Use Plan for the Plantation sets forth the appropriate land uses. The low-lying lagoon areas of the property are appropriate for agriculture and aquaculture ventures. In addition, many of these lagoons provide picturesque sites for various types of resort development and for parks, wildlife sanctuaries and other recreation purposes. Also noted on this plan is the proposed location for a Phase I-Development Plan for a 1,000-acre destination resort development. In addition to ecological and archaeological tourism, an additional theme incorporated into the Plantation revitalization and development is that of health and wellness.



Mayan Plantation Hardwood Limited

The Company is in the process of building a secondary wood processing facility as an expansion of the sawmill and value added primary wood processing facility. In April 1998, Mayan Plantation Hardwood Limited began exporting milled lumber to purchasers in North America. In anticipation of limitations in obtaining logs during the rainy season, the Company has been actively seeking additional sources of timber and has been making provisions for timber inventory in order to keep the sawmill constructively and profitably operational through the traditionally wet season.

The Company has engaged qualified forestry management consultants in continuation of the Company's objectives in implementing a sustainable forestry management plan for its timber resources. Presently, the efforts are focussed on establishing an inventory of the species distribution on the property by evaluation of a grid of 50-acre parcels, utilizing standard forestry sampling methodology which will specifically include areas which were inaccessible in prior assessments due to weather conditions.

The Company will continue to employ the services of forest- and land-management experts, as required, to prepare, implement and to maintain an ecologically sound, sustainable resource management plan that will preserve these resources for future generations.



Mayan Resorts Limited -- The Salt Creek Club

The Salt Creek Club is another development project of Mayan Resorts that is planned to be open for service during the early third quarter of 1998. The facility is expected to include a private dining club and spa, along with one



                                  -11-
or more buildings consisting of a limited number of luxury two- and three-bedroom suites, and facilities for a visitors center and offices for all of the Company's operations. The Club site is located just five miles north of Belize's International Airport on the southern boundary of the Mayan Salt Creek Estate. It is at the intersection of the North American Highway (which leads to the Mayan cultural sites of Altun Ha and Lamanai, and is Belize's main corridor north to Cancun, Mexico), and a road that runs through the Community Baboon Sanctuary from Belize City to Belmopan, the country's inland capital city, and on to Guatemala.

The Club complex is planned to include five existing structures along with several new buildings on this 14.470-acre site. When completed the complex will have a clubhouse, dining and entertainment facilities, small movie theater, exercise facilities, a swimming pool, jogging paths and other recreation amenities. The Salt Creek Estate Club intends to offer membership by invitation only. Such "exclusivity" is expected to attract a diverse, sophistocated clientele in Belize and internationally. The Club's 100+ Charter members form a solid foundation for the planned Membership Development.

Mayan Resorts plans to construct three buildings on the club site with a small number two- and three-bedroom hotel suite units in a lush landscaped private, gated community. Club members will have the opportunity to live at and use the on-site club and spa amenities.

The Club master plan and the hotel suite buildings have been designed by the internationally acclaimed architectural firm of Wimberly Allison Tong & Goo, with landscape design by their affiliate Helbert, Hastert & Fee, based on data from the Horwath Hospitality Consulting Corporation. Since the hotel suite residences will be part of the private club complex, hotel type amenities such as room service, maid service, security and valet parking will be available. A marketing Pavilion and visitors center is currently being outfitted in one of the buildings located at the Salt Creek Estate Club. The pavilion will provide an opportunity to showcase the various developments on, and products from, the Mayan Salt Creek Estate to interested parties (club members and guests).

The total project cost for the Salt Creek Estate Club, facilities and residences is estimated at US$12 Million. The pre-opening ceremony was held on March 27, 1998 and the initial phase of the Salt Creek Estate Club is expected to open during second quarter of 1998. The ground breaking for the hotel suite residences is scheduled for the third quarter of 1998 and anticipated completion in late 1999 or soon thereafter, subject to financing.



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




                                -12-
The development of this project is subject to raising the necessary infra-structure and construction financing. This project is also subject to executing a resort / hotel management agreement and other contingencies. Pursuant to the current plans the development of this project will include:

A 250 room, five-star resort hotel which can be accessed from the main national highway and by water is the centerpiece for Phase I. The hotel will provide guest-rooms clustered in low-rise buildings and in private bungalows scattered around manmade lagoons. Sited well back from the coastline, the resort will offer swimming pools as well as access to natural ocean sports.

Adjacent buildings will provide a variety of food and beverage venues, ballrooms for larger functions and adequate to host small conventions, intimate meeting rooms and other typical hotel facilities. The architectural character of the resort will be low-rise colonial / tropical theme buildings built using local hardwoods taken from the Plantation's timber resources and our wood processing operations. In addition, innovative health and wellness programs will be created for residents, visitors and neighbors of the resort.

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


                                -13-

Summary

The Company's ability to implement the above-described plan of operations will, to a large extent, be dependent upon management's ability to attract qualified developers as joint venture partners for the various non-company owned projects and to raise additional capital. While the Company is confident in producing the required investment and working capital through the sale of timber and value added wood products, there can be no assurance that the required investment capital and project financing will become available as required. The Company therefore will continue to seek capital from private and/or institutional investors. The Company plans to raise sufficient funds through a placement of debt or equity instruments to develop the required infrastructure for projects, including development of the golf course and the pre-sale of lots, homes and villas.

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



Impact of Future Accounting Pronouncements

None




PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

At March 31, 1998, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, as more fully described in the Company's 10-K report for the year ending December 31, 1997.



Item 2. Changes in Securities               None.


Item 3. Defaults Upon Senior Securities           None.



                                   -14-
Item 4. Submission of Matter to a Vote of Security Holders

     The Annual Meeting of the Stockholders of Wall Street Financial Corporation (the "Company"), will be held at the Hilton Hawaiian Village, 2005 Kalia Road, Honolulu, Hawaii on July 9, 1998, at 10:00 a.m. local time, for the following purposes:

1. To elect six (6) directors to serve until the 1999 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified.

2. To increase the authorized capital stock of the Company to One Hundred Million (100,000,000) common shares, $.01 par value.

3. To change the name of the Company to WSF Corporation . To further retain the name Wall Street Financial Corporation as an assumed business name ( dba ) of the renamed WSF Corporation.

4. To ratify the selection of Mark C. Hulse, Chartered Accountant, member firm of Summit International Associates (New York), as the Company's independent accountant for the fiscal year ending December 31, 1998.

5. To transact such other business as may come before the meeting or any adjournment or adjournments thereof.


Item 5. Other Information

     The Annual Meeting of the Stockholders of Wall Street Financial Corporation (the "Company"), will be held at the Hilton Hawaiian Village, 2005 Kalia Road, Honolulu, Hawaii on July 9, 1998, at 10:00 a.m. local time.

     Share owners of record at the close of business on April 17, 1998, will be entitled to vote at the meeting and any adjournments.

(see matters to be presented to share owners under item 4. above.)


Item 6 (a) Exhibits                   None.

Item 6 (b) Report on Form 8-K         None.





SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-QSB, and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.


Dated:      May 25, 1998


                                      WALL STREET FINANCIAL CORPORATION

                                           /s/  Gerhart W.  Walch
                                            President &
                                           Principal Executive Officer