Form 10QSB
period 1998-06-30
WALL STREET FINANCIAL CORP /DE/
filed 1998-08-17
CIK 837491

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30,  1998

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

Class of Common Stock                            Outstanding at June 30, 1998

    $.01 par value                                   24,223,575

Transitional Small Business Disclosure Format (Check one) Yes     No  X

                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                     WALL STREET FINANCIAL CORPORATION

                    For the Quarter ended  June 30,  1998

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets -  June 30,  1998 and
                     December 31, 1997                              .....3

                  Statement of Operations - Quarter and Six
                     months ended June 30, 1998 and 1997            .....5

                  Statements of Cash Flows - Six months
                     ended  June 30,  1998 and 1997                   .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....14

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....14

Item 5.        Other Information                                    ....14

Item 6.(a)     Exhibits                                             ....14

Item 6.(b)     Reports on Form 8-K                                  ....14

               Wall Street Financial Corporation and Subsidiary
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30,          December 31,
                                                 1998               1997
                                    note  (unaudited)           (audited)

       Assets

Current Assets
 Cash                                         $26,660                $60,683
 Accounts receivable-trade                     31,466                 24,687
 Accounts receivable-related parties          131,516                 62,580
 Inventory                                     50,738                    ---
 Prepayments                                                          10,000
 Interest receivable                           42,623                 12,414
                                         ------------           ------------
       Total current assets                   283,003                170,364
                                         ------------           ------------
Advances Receivable-
 Officers                                         662
 Others                                        14,089                 17,768
                                         ------------           ------------
                                               14,751                 17,768
                                         ------------           ------------

Notes receivable                              101,313                100,000

Land, plant and equipment
 Land                                         829,000                229,000
 Buildings                                    363,710                150,000
 Furniture, fixtures and equipment            552,732                527,932
 Vehicles                                      16,600                 16,600
                                         ------------           ------------
                                            1,762,042                923,532
 Less:  accumulated depreciation               65,560                  7,405
                                         ------------           ------------
       Land,plant and equipment-net         1,696,483                916,127

Other Assets                                   81,001                 20,000

Deferred Expenditure                        1,318,383              1,785,030

Deposit                                         3,578                202,055

Forest Resource                           134,500,000            134,500,000

Organization cost                             135,452                 28,024
 Less:  accumulated amortization                3,685                  2,457
                                         ------------           ------------
                                              131,767                 25,567

Sinking funds                        1      1,210,938                804,688

Investment                                     12,631                 12,631
                                         ------------           ------------
                                         $139,353,846           $138,554,230
                                         ============           ============


  The notes on page 7 form an integral part of these financial statements.

               Wall Street Financial Corporation and Subsidiary
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30,       December 31,
                                                  1998             1997
                                       note   (unaudited)        (audited)


 Liabilities and Shareholders' Equity

Current Liabilities
  Convertible promissory notes payable            $299,000         1,675,000
  Accounts payable-trade                           435,905           242,116
  Accounts payable-officers, directors    2      1,057,144             2,742
  Accounts payable-other                           175,381           174,593
  Payroll taxes                                     18,823             9,654
                                              ------------      ------------
                                                 1,986,253         2,104,105
                                              ------------      ------------

Accrued liabilities
  Interest payable-officers                         32,263            77,063
  Interest payable-others                          237,824           120,737
  Insurance payable                                                    1,264
  Net payroll payable                                                  2,756
                                              ------------      ------------
                                                   270,087           201,820
                                              ------------      ------------
Other current liabilities
  Litigation settlement                             20,000            20,000
                                              ------------      ------------
     Total current liabilities                   2,276,340         2,325,925

Notes Payable-officers/directors                   801,951           551,818
Reserve                                            523,722           597,500
Notes Payable-others                     3      32,513,825        51,963,825
                                              ------------      ------------
     Total liabilities                          36,115,838        55,439,068

Deferred Revenue                                65,975,000        67,250,000

Long-term debts                          4       1,275,000           850,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
     shares of $.01 par value; 24,223,575
     issued and outstanding at June 30,
     1998, and 15,880,039 in 1997                  242,236           158,801
 Common stock-subscribed, 1,965,452
     shares of $.01 par value in 1997                2,911            19,655
 Additional paid-in capital                     35,114,485        13,748,177
 Additional paid-in capital-subscribed             102,781           858,201
 Retained earnings                                 525,596           230,328
                                              ------------      ------------
                                                35,988,008        15,015,162
                                              ------------      ------------
                                              $139,353,846      $138,554,230
                                              ============      ============


  The notes on page 7 form an integral part of these financial statements

                                      -4-

                          Wall Street Financial Corporation and Subsidiary
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                                                 for Quarter ended      for the six months ended
                                                     June 30,                    June 30,
                                                1998         1997          1998           1997

Revenue
 Investment gain                                12,302       (1,036)        13,233       182,243
 Operating-gross profit                        803,377      130,975      1,320,077       215,071
 Interest income                                12,831           11         24,149            65
 Other                                           3,830       52,126          3,911        52,226
                                              --------    ---------      ---------     ---------
                                               832,340      182,076      1,361,370       449,605
                                              --------    ---------      ---------     ---------

Expenses
 Operating expenses                            556,333        4,000        875,487         8,999
 Interest expense                              100,778       43,388        182,831        87,592
 Depreciation                                    3,891          616          7,783         1,232
 Other expenses                                                 300                          300
                                              --------    ---------      ---------     ---------
                                               661,002       48,304      1,066,101        98,123
                                              --------    ---------      ---------     ---------

Income/(loss) from operations                 $171,338     $133,772       $295,269      $351,482
                                              ========    =========       ========     =========


Net income/(loss) per share from operations     $0.007       $0.009         $0.012        $0.023
                                              ========    =========       ========      ========


































 The notes on page 7 form an integral part of these financial statements.

               Wall Street Financial Corporation and Subsidiary
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          Six Months Ended June 30,
                                 (unaudited)

                                                      1998            1997


Cash flows from operating activities:
   Net income/(loss) from operations                $295,269        $351,483
Items not affecting working capital
   depreciation                                        7,783           1,232
Changes in assets and liabilities:
   increase in accounts payable-officers           1,049,139
   decrease in interest payable-officers             (44,800)
   increase in interest payable-others               117,087
   increase in inventory                             (50,738)
   decrease in deferred expenditures                 466,647
   decrease in deferred revenues                  (1,275,000)
   increase in interest receivable-other             (30,209)
   increase in assets & liabilities                  111,010           3,845
                                                  ----------       ---------
                                                     646,188         356,560
                                                  ----------       ---------
Cash flows from investing activities:
   Purchase of furniture, fixtures, equipment        (24,800)         (1,413)
   Purchase of land and buildings                   (813,710)
   Advances to affiliates/related parties            (68,936)       (339,127)
   Addition to other assets                          (61,001)
   Decrease in deposits for acquisitions             198,477
                                                  ----------      ----------
Net cash used in investing activities               (769,970)       (340,540)
                                                  ----------      ----------
Cash flows from financing activities:
   Proceeds from long-term debt                      425,000
   Proceeds from notes payable-officers              250,133         (22,688)
   (Decrease) in convertible notes payable       (20,826,000)
   (Decrease) in reserve                             (73,778)
   Proceeds used to establish sinking funds         (406,250)
   Proceeds from sales of shares                     100,000
   Conversion of Debt to Equity                   21,376,074
   (Decrease) in shares to be issued                (755,420)
                                                  ----------      ----------
                                                      89,759         (22,688)
                                                  ----------      ----------
Net (decrease) in cash                               (34,023)         (6,668)
Cash at beginning of year                             60,683           6,668
                                                  ----------      ----------
Cash at end of period                                $26,660              $0
                                                  ==========      ==========

Cash paid during the period for:
Interest                                                  $0              $0








 The notes on page 7 form an integral part of these financial statements.

                                      -6-

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

     The 10- QSB filing condensed financial statements for the six months ending June 30, 1998, consist of the consolidated financial statements of Wall Street Financial Corporation ( WSF ), its wholly owned subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwood Limited, and Wall Street Internet Corp., (a development stage company).


(1)   Sinking Funds

The Company has established sinking funds to retire long-term obligations relating to Investor Visa Category investments made with one of the subsidiaries of the Company (see note 4). Increase from December 31, 1997, represents additional approved immigrant entrepeneur investment (Investor Visa Category of the Immigration Act of 1990).


(2)   Accounts payable - officers, directors

Increase from December 31, 1997, represents amounts from convertible notes payable, accrued interest payable, accrued compensation, and conversion of other accounts payable due to officers and directors exercising conversion option for stock. Issuance of stock is contingent upon approval of increase in authorized capital stock at shareholders meeting to be held July 9, 1998.


(3)   Notes payable - other

The reduction in Notes payable-other to $32,513,825 at June 30, 1998, from $51,963,825 at December 31, 1997, is due primarily to the conversion of $21,000,000 in debt to common stock of the Company at $3.00/share.


(4)   Long-term Debts

In October 1997 the Company became a participant in an approved immigrant entrepeneur investment program (Investor Visa Category of the Immigration Act of 1990), in which the Company received proceeds for hotel/resort development. The long-term debt relates to transactions which have five year maturity dates. The Company has established sinking funds to provide for the retirement of these debts (see note 1).

ITEM  2

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

(a)  General Development

The Registrant (also referred to as the Company or WSF ) was incorporated under the laws of the State of Delaware in March 1987. Its primary operations include Trust Services and Special Asset Management.

WSF Trust Corporation of Belize Limited, (the Trust Company ), is a full service trust corporation pursuant to the Trust Corporation Act of the Laws of Belize, Central America. Belize, located south of Cancun on the Yucatan Peninsula is the only English speaking Country in Central America and it is a
Member of the British Commonwealth.   By the establishment of the Trust
Company and with its appointment as sole trustee and asset manager of one of the largest private plantations in Belize, the Mayan Plantation, WSF has assumed an active role in the economic development of the Country of Belize.

The Company owns twenty-three and 62/100 percent (23.62%) of the common stock of Compradore Limited, a Hawaii corporation. Compradore Limited is the registered owner of a real estate property and holds the Transfer Certificate of Title ( TCT ), dated December 19, 1973, registered in the Land Titles
Register Volume 8, Folio 300 at the Belize General Registry.   The TCT
encompasses 38,677-acres of land (also known as the  Mayan   Salt Creek
Estate or the Mayan Plantation ). Due to subsequent transfers the property was reduced to 31,423.45-acres in 1989. The property is located in the Belize City District, just north of the Belize International Airport along the Caribbean Ocean. The property is held free and clear of any liens or other obligations. A major attraction on this property is a large number of historical Mayan archaeological sites.

The Company owns a twenty and 28/100 percent (20.28%) of the common stock of Sand Hill Enterprises Limited, a Belize Corporation, the former owners of the Sandhill Sawmill operation now owned and operated by the Company as Mayan Plantation Limited. As the value of this stock cannot be ascertained at this time no capital asset value is recognized on the Financial Statements of the Company.

Mayan Plantation Limited, a Belize company, a subsidiary of the Trust Company, (referred to as Mayan Plantation ). The Mayan Plantation is the manager of the 31,423.45 acres, owned by Compradore Limited, an affiliate of the Company. The land is being utilized as a forest range, cattle ranch diversified crops plantation.

Mayan Resorts Limited, a Belize company, a subsidiary of the Trust Company, (referred to as Mayan Resorts ), is engaged in the development and management of small, world-class and ecologically sound resort properties in Belize. The primary objective of Mayan Resorts is to implement the development plan of a world-class destination, health and wellness-resort on areas designated for resort development on the Mayan Plantation. The Master Development Plans strives to utilize the plantation operations as ecological attractions and the many Mayan sites on the property as cultural attractions.

Mile 13 1/2 Limited, a Belize company, and a subsidiary of Mayan Resorts Limited, holds the TCT, dated March 23, 1998, registered in the Land Titles Register Volume 33, Folio 81 at the Belize General Registry. The property is a private, gated estate of 14.47-acres of land with several buildings thereon. It is known as the Salt Creek Club.

                                  -8-
Wall Street Internet Corporation, a Hawaii company, a subsidiary of the Company, will serve as the communications and marketing arm for all of the Company s operations. This company remains a development stage company.

In addition to its corporate registrations in the Country of Belize and in the State of Hawaii, the Company has applied for the registration of the following trademarks (a) Mayan Resorts and Treasure the Experience , (b) Salt Creek Club and Private Jewel of Belize , and (c) Mayan Plantation .


LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at June 30, 1998, were $139,353,846 as compared to $138,554,230 at December 31, 1997. As of June 30, 1998, the Company had cash balances of $26,660, compared to December 31, 1997 cash balance of $60,683. On June 30, 1998, current assets of the Company were $283,003 compared to $170,364 at December 31, 1997.

Forest Resource

Forest Resource was $134,500,000 at June 30, 1998, and $134,500,000 at
December 31, 1997, and consists of about 14,576 acres dense broad-leaf forest range. The Company is in the process of establishing an econologically sound Forestry Management and Timber Processing Plan calling for the harvesting and processing of timber from this combined with controlled harvesting from other forestry concessions to be used for export and secondary wood-processing of value-added products.

Land Resource

No value is reflected with regards to the 23.62% Company s ownership in Compradore Ltd. or in the Company's interest as sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate in Belize City District, Belize, Central America.

Liabilities

Liabilities for the Company were $36,115,838 at June 30, 1998, compared to $55,439,068 at December 31, 1997. Of these liabilities, $30,518,825 is due to an affiliate at June 30, 1998 and $51,518,825 at December 31, 1997. The reduction in the liability to affiliate is due to conversion of a portion of the debt to equity.

Current liabilities

Current liabilities for the Company were $2,276,340 at June 30, 1998, compared to $2,325,925 at December 31, 1997. The reduction in current liabilities is a result of the Company s strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to convert, re-negotiate or pay all or a portion of the current liabilities in third Quarter of 1998, however no assurance can be given to that effect.

Deferred Revenue

As the sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate, WSF Trust Corporation of Belize Limited will receive fifty (50%) percent of all revenues. This contract is similar to limited partnership contracts, in which the general partner (in this case WSF Trust) receives a



                                  -9-
share of the property s income. The original amount of deferred revenue of $67,250,000 equals 50% of the revenue from the sale of the timber resources and is recognized as revenue revenue at the time the timber is processed and
shipped.   The  Company has begun harvesting (first quarter of 1997) and processing hardwood into lumber (first quarter of 1998) and anticipates full production capabilities for lumber and value-added wood products during the third Quarter of 1998 with a concommitant recognition of a portion of the deferred revenues relating to forest reserve revenues (timber processing).


Shareholders' Equity

The Company has shareholders' equity in the amount of $35,988,008 at June 30, 1998, compared to $15,015,162 at December 31, 1997.



RESULT OF OPERATIONS

Revenues

The Company had operating revenues of $832,340 for the three month period ending June 30, 1998, as compared to $182,076 for the comparable quarter in 1997. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans progress.

Expenses

Expenses increased to $661,002 for the three months ending June 30, 1998, compared to $48,304 for the comparable quarter in 1997. The increase in expenses is due to start-up and expansion of operations in Belize at the Mayan Plantation Hardwood and the Mayan Resorts Members Club sites.


Net Operating Income

There was a net operating profit of $171,338 for the Quarter ended June 30, 1998 compared to $133,772 at June 30, 1997. The net profit is due to revenues relating to the operation of the sawmill and primary wood processing facility which attained full capacity during second quarter 1998.



PLAN OF OPERATION

(a)  General

To achieve its economic objectives, the Company provides capital to the Trust Company, which in turn makes investments in synergistic companies and/or enter into joint ventures with qualified strategic partners.

(b)  Operations

The Company s activities during the first two quarters of 1998 were focused on (i) implementing the Mayan Plantation revitalization plans, (ii) the implementation of the development plan of the Salt Creek Club, and (iii) the
continued preparation of the implementation of the Phase I   1,000-acre Mayan
Resort development plan.




                                  -10-
(i) Mayan Plantation has a 300+ year history as a forest range, as a cattle ranch and as a citrus plantation. The completed Land Use Plan for the 31,423.45-acre Mayan Plantation sets forth the appropriate land uses. Approximately 37% of the total land base, or approximately 14,500-acres (5,901 hectares) is densely covered by a hardwood forest containing stands of mahogany, cedar, pine, teak and other tropical hardwoods. All forestry operations will be based on sustained yield management as recommended by the Company s forest management consultants. The Company owns these forest resources in perpetuity.

Mayan Plantation operates a sawmill, producing highest quality hardwood for the U.S markets. With the completion of a secondary wood processing plant, currently in the final construction, Mayan Plantation will be capable of producing virtually all of the wood products and mill work for planned residential, commercial and resort development projects. The Company continues to engage qualified forest management consultants in continuation of the Company s objectives in implementing a sustainable forestry management plan for its timber resources.

The Plantation Revitalization Plan also focuses on the increase in the current cattle and other livestock operations and on planting and harvesting of diversified crops.

(ii) The Salt Creek Club, a Mayan Resorts property absorbed a significant portion of the cash resources of the Company during the first and second Quarter of 1998.

The Salt Creek Club is another development project of Mayan Resorts that is planned to be open for service during early third quarter of 1998. The facility is expected to include a private dining club and spa, along with one or more buildings consisting of a limited number of luxury two- and three-bedroom suites, and facilities for a visitors center and offices for all of the Company's operations. The theme of the club property is one which will emophasize athletics, special sports events as well as continuing the fitness and wellness theme which will encompass all of the Mayan Salt Creek estate projects.

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

The Club complex is planned to include five existing structures along with several new buildings on this 14.470-acre site. When completed the complex will have a clubhouse, dining and entertainment facilities, small movie theater, exercise facilities, a swimming pool, a sports arena, a running track, tennis courts, jogging paths and other recreation amenities. The Salt Creek Estate Club intends to offer membership by invitation only. Such "exclusivity" is expected to attract a diverse, sophistocated clientele in Belize and internationally. The Club's 100+ Charter members form a solid foundation for the planned Membership Development.

Mayan Resorts plans to construct several new buildings on the club site one of which will house a small number two- and three-bedroom hotel suite units in a lush landscaped private, gated community along with a sports arena complex following the estate's health and wellness theme. The sports facilities will be used for special events. Club members will have the opportunity to live at and use the on-site club and spa amenities.


                                 -11-
The Club master plan has been designed by the internationally acclaimed architectural firm of Wimberly Allison Tong & Goo, with landscape design by their affiliate Helbert, Hastert & Fee, based on data from the Horwath Hospitality Consulting Corporation. Since the hotel suite residences will be part of the private club complex, hotel type amenities such as room service, maid service, security and valet parking will be available. A marketing Pavilion and visitors center is currently being outfitted in one of the buildings located at the Salt Creek Estate Club. The pavilion will provide an opportunity to showcase the various developments on, and products from, the Mayan Salt Creek Estate to interested parties (club members and guests).

The total project cost for the Salt Creek Estate Club, facilities and residences is estimated at US$12 Million. The pre-opening ceremony was held on March 27, 1998 and the initial phase of the Salt Creek Estate Club is planned for late August 1998. The ground breaking for the hotel suite residences is scheduled later in the third quarter of 1998 and anticipated completion in late 1999 or soon thereafter, subject to financing.


(iii)  Mayan Resorts Limited -- 1000 Acre Development Project

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

An 18-hole golf course planned to incorporate the land conformation will provide natural drainage for the interior of the site. The golf course will



                                 -12-
offer private memberships to residents and non-residents but will permit play by resort guests. Planned recreational facilities also include a tennis club. These facilities will be supported by appropriate restaurants, locker rooms, swimming pools and a health and wellness center.

Current plans are for the resort to offer up to 1,085 improved single family residential houses and villas for sale during the development and construction period. These properties will have golf course, lake or preservation area frontage and views.

The trial marketing effort has been extended to provide for up to 40 two- and four-acre ocean-front lots purchased subject to government approval. Once governmental approval has been obtained, Mayan Resorts plans to design and build ocean-front villas. Buyers included physicians and other health care leaders, athletes and other professionals. These professionals will make up the team advising the development of the wellness and health education and sports theme of the resort which will include a wellness center, an education and medical center, and extensive sports and athletic facilities. The cost of construction of private homes on improved lots will be the responsibility of the owners, but construction must be within the overall design guidelines established for the resort. In addition, design and construction packages will be offered to property owners.

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




                                -13-
Due to possible economic or political factors that may affect the economic viability of this project, there can be no assurance that the Company will be able to raise the funds required for the implementation of all portions of its plans.


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

Compradore Limited, an affiliate of WSF Corp, is in litigation with Alfred Edwards in two separate actions in Belize. The first Edwards case involves his claim that he is the owner of 18,000 plus acres of western portion of the Estate. Edwards lost this claim at the trial court level and has filed a request with the Court of Appeal for leave to file an appeal which has not yet been ruled upon. The second Edwards case involves a recission claim that he is entitled to all of the outstanding stock of Compradore based upon two agreements entered into with Compradore-1983 and 1986. Edwards lost this claim at the trial court level of the Supreme Court of Belize, however it is anticipated that he may file a Notice of Appeal. On August 5,1998, Mr. Edwards proposed a settlement of approximately US$50,000.00 to resolve the second Edwards case.


Item 2. Changes in Securities

At the July 9, 1998, annual meeting of shareholders, approval was obtained to increased the authorized capital of the Company to 100,000,000 (one hundred million) shares of common stock at $.01 par value.


Item 3. Defaults Upon Senior Securities           None.


Item 4. Submission of Matter to a Vote of Security Holders

     The Annual Meeting of the Stockholders of Wall Street Financial Corporation (the "Company"), was held at the Hilton Hawaiian Village, 2005 Kalia Road, Honolulu, Hawaii on July 9, 1998, at 10:00 a.m. local time, for the following purposes:



                                -14-
1. To elect six (6) directors to serve until the 1999 Annual Meeting of Stockholders or until their successors shall have been duly elected and qualified.

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

The above items 1-4 above were approved by a majority of shareholders authorized to vote at the meeting in person and/or by proxy.


Item 5. Other Information             None

Item 6 (a) Exhibits                   None.

Item 6 (b) Report on Form 8-K

Form 8-K was filed on July 21, 1998, reporting

1. the results of the annual meeting of shareholders and the approval of points 1-4 listed in item 4. above.

2. information regarding a pending legal matter with relating to Compradore Limited, an affilite of the Company.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10- QSB , and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.

Dated:     August 14, 1998


                                      WALL STREET FINANCIAL CORPORATION

                                           /s/  Gerhart W. Walch
                                           Principal Executive Officer