Form 10QSB
period 1998-09-30
WALL STREET FINANCIAL CORP /DE/
filed 1998-11-16
CIK 837491

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                      Outstanding a  September 30, 1998

    $.01 par value                                         31,830,325

Transitional Small Business Disclosure Format (Check one) Yes     No  X

                                 FORM 10-QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                     WALL STREET FINANCIAL CORPORATION

                    For the Quarter ended September 30, 1998

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - September 30, 1998 and
                     December 31, 1997                              .....3

                  Statement of Operations - Three and Nine months
                     ended September 30, 1998 and 1997              .....5

                  Statements of Cash Flows - Nine months
                     ended September 30, 1998 and 1997              .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....15

Item 2.        Changes in Securities                                ....15

Item 3.        Defaults Upon Senior Securities                      ....15

Item 4.        Submission of Matter to a Vote of Security Holders   ....16

Item 5.        Other Information                                    ....16

Item 6.(a)     Exhibits                                             ....16

Item 6.(b)     Reports on Form 8-K                                  ....16

               Wall Street Financial Corporation and Subsidiary
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                               September 30,     December 31,
                                                   1998              1997
                                       note     (unaudited)       (audited)

       Asset

Current Assets
 Cash                                                                 $60,683
 Accounts receivable-trade                          $38,610            24,687
 Accounts receivable-related parties     1          247,950            62,580
 Inventory                                           59,139
 Prepayments                                                           10,000
 Interest receivable                                 62,432            12,414
     Total current assets                      ------------      ------------
                                                    408,131           170,364
                                               ------------      ------------
Advances receivable-
 Officers                                             2,249
 Other                                               10,628            17,768
                                               ------------      ------------
                                                     12,877            17,768
                                               ------------      ------------
Notes receivable                                    101,313           100,000
                                               ------------      ------------
Property, plant and Equipment
 Land                                               829,000           229,000
 Buildings                                          363,710           150,000
 Furniture and fixtures and equipment               568,317           527,932
 Vehicles                                            16,600            16,600
                                               ------------      ------------
                                                  1,777,627           923,532
 Less:  accumulated depreciation                     94,637             7,405
                                               ------------      ------------
Property, plant and equipment-net                 1,682,990           916,127

Other assets                                        203,123            20,000

Deferred expenditures                               846,260         1,785,030

Deposit                                               3,578           202,055

Forest Resource                                 134,500,000       134,500,000

Organization cost                                   165,754            28,024
 Less:  accumulated amortization                      4,299             2,457
                                               ------------      ------------
                                                    161,454            25,567

Sinking funds                            2        1,210,938           804,688

Investment                                           12,631            12,631
                                               ------------      ------------
        Total Assets                           $139,143,296      $138,554,230
                                               ============      ============



   The notes on page 7 form an integral part of these financial statements.

              Wall Street Financial Corporation and Subsidiary
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30,    December 31,
                                                    1998            1997
                                       note     (unaudited)       (audited)

 Liabilities and Shareholders' Equity

Current Liabilities
 Convertible promissory notes payable              299,000          1,675,000
 Accounts payable-trade                            590,032            242,116
 Accounts payable-officers/dir           3       1,062,894              2,742
 Accounts payable-0ther                            175,381            174,593
 Payroll taxes                                       5,435              9,654
                                               -----------       ------------
                                                 2,132,742          2,104,105
                                               -----------       ------------
Accrued liabilities
 Interest payable-officers                          53,510             77,063
 Interest payable-others                           296,157            120,737
 Insurance payable                                                      1,264
 Net payroll payable                                                    2,756
                                               -----------       ------------
                                                   349,667            201,820
                                               -----------       ------------
Other current liabilities
 Litigation settlement                              20,000             20,000
                                               -----------       ------------
     Total current liabilities                   2,502,410          2,325,925

Notes payable-officers/directors                   794,970            551,818
Reserve                                            609,072            597,500
Notes payable-others                     4      11,513,825         51,963,825
                                               -----------       ------------
     Total liabilities                          15,420,277         55,439,068

Deferred Revenue                                65,465,000         67,250,000

Long-term debts                          5       1,275,000            850,000

Shareholders' Equity
 Common stock-authorized, 100,000,000
  shares of $.01 par value; 31,830,325
  issued and outstanding at September 30,
  1998 and 15,880,039 shares in 1997               318,303            158,801
 Common stock-subscribed, 291,123 shares
  at $.01 par value at September 30,1998,
  1,965,452 shares in 1997                           2,911             19,655
 Additional paid-in capital                     56,164,477         13,748,177
 Additional paid-in capital,subscribed             102,781            858,201
 Retained earnings                                 394,547            230,328
                                              ------------       ------------
                                                56,983,019         15,015,162
                                              ------------       ------------
                                              $139,143,296       $138,554,230
                                              ============       ============




    The notes on page 7 form an integral part of these financial statements.




                          Wall Street Financial Corporation and Subsidiary
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)

                                               for Quarter ended        for the nine months ended
                                                   September 30,                September 30,
                                                  1998         1997           1998        1997



Revenue
 Investment gain                                  6,780        7,539          20,013     177,554
 Operations-gross profit                        730,686       (4,688)      2,050,763     222,611
 Interest income                                 13,030 `          0          37,179          65
 Other income                                         0       57,984           3,911     110,211
                                              ---------     --------       ---------    --------
                                                750,496       60,835       2,111,866     510,441
                                              ---------     --------       ---------    --------


Expenses
 Operating expenses                             782,295      121,154       1,657,782     130,153
 Interest expenses                               95,358       43,458         278,189     131,050
 Other expenses                                       0            0               0         300
 Depreciation/amortization                        3,892          616          11,675       1,848
                                              ----------    --------       ---------    --------
                                                881,546      165,228       1,947,647     263,351
                                              ----------    --------       ---------    --------

Income/(loss) from operation                   (131,049)    (104,393)        164,220     247,090




Net income/(loss) per share from operations     ($0.004)     ($0.007)         $0.005      $0.016
                                              ==========    =========      =========    ========



























    The notes on page 7 form an integral part of these financial statements.

               Wall Street Financial Corporation and Subsidiary
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Nine Months Ended September 30,
                                  (unaudited)

                                                        1998          1997


Cash flows from operating activities:
 Net income/(loss) from operations                    $164,220      $351,493
Items not affecting working capital
 depreciation                                           13,517         1,848
Changes in assets and liabilities:
 increase in accounts payable-officers/director      1,062,401
 decrease in interest payable-officers/directors       (23,553)
 increase in interest payable-others                   175,420
 increase in inventory                                 (59,139)
 decrease in deferred expenditures                     938,770
 decrease in deferred revenues                      (1,785,000)
 increase in interest receivable-other                 (50,018)
 net change in other assets and liabilities            309,631       742,528
                                                    ----------    ----------
                                                       746,249     1,095,869
                                                    ----------    ----------

Cash flows from investing activities:
 Purchase of vehicle                                                  (2,500)
 Purchase of furniture,fixtures, equipment             (40,385)       (3,500)
 Purchase of land and buildings                       (813,710)
 Advances to affiliates/related parties               (185,370)
 Addition to other assets                             (183,123)     (927,599)
 Addition to notes receivable                            1,313      (250,000)
 Decrease in deposits for acquisitions                 198,477
                                                    ----------    ----------
Net cash used in investing activities               (1,022,798)   (1,183,599)
                                                    ----------    ----------

Cash flows from financing activities:
 Proceeds from long-term debt                          425,000
 Proceeds from notes payable officers/director         243,152
 Proceeds from convertible notes payable           (41,826,000)      299,000
 Proceeds used to establish sinking funds             (406,250)
 Proceeds from sale of shares                          159,310
 Conversion of Debt to Equity                       42,376,074
 (Decrease) in shares to be issued                    (755,420)
                                                    ----------    ----------
                                                       215,866       299,000
                                                    ----------    ----------
Net increase/(decrease) in cash                        (60,683)      211,270
Cash at beginning of year                               60,683         6,668
                                                    ----------    ----------
Cash at end of period                                        0       217,938
                                                    ==========    ==========

Cash paid during the period for:
Interest                                                  $0              $0





    The notes on page 7 form an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

The 10-QSB filing condensed financial statements for the nine months ending September 30, 1998, consist of the consolidated financial statements of Wall Street Financial Corporation (WSF), its wholly owned subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mile 13 1/2 Limited, Mayan Plantation Hardwood Limited, and Wall Street Internet Corp., (a development stage company).


(1)    Accounts Receivable-Related Parties

The Accounts receivable due from related parties of $247,950 is advances to Compradore Limited.


(2)  Sinking Funds

The Company has established sinking funds to retire long-term obligations relating to Investor Visa Category investments made with one of the subsidiaries of the Company (see note 5).


(3)   Accounts payable - officers, directors

Increase from December 31, 1997, from $2,742 to $1,062,894 represents amounts due from convertible notes payable, accrued interest payable, accrued compensation, and other accounts payable due to officers and directors.


(4)   Notes payable - other

The reduction in Notes payable-other to $11,513,825 at September 30, 1998, from $51,963,825 at December 31, 1997, is due primarily to the conversion of $42,000,000, a major portion of the timber note balance to common stock of the Company, restricted pursuant to Rule 144, at $3.00 per share. These shares are issued to Compradore Limited an affiliate of the Company.


(5)   Long-term Debts

In October 1997 the Company became a participant in an approved immigrant entrepreneur investment program (Investor Visa Category of the Immigration Act of 1990), in which the Company received proceeds for hotel/resort development. The long-term debt relates to transactions which have five year maturity dates. The Company has established sinking funds, fully funded, to provide for the retirement of these debts (see note 2).


                                     -7-

ITEM  2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

(a)  General Development

The Registrant (also referred to as the  Company   or  WSF ) was incorporated
under the laws of the State of Delaware in March 1987. Its primary operations are Trust Services and Special Asset Management. Its shares are traded on the OTC BB: Symbol WSFI .


WSF Trust Corporation of Belize Limited, a Belize Corporation (hereinafter the Trust Company ).

The Trust Company is a wholly-owned subsidiary of the Company. It is a full service trust corporation pursuant to the Trust Corporation Act of the Laws of Belize, Central America. Belize is located south of Cancun on the Yucatan Peninsula. It is the only English speaking Country in Central America and it is a Member of the British Commonwealth. By the establishment of the Trust Company and with its appointment as sole trustee and asset manager of one of the largest private estates in Belize, the Mayan Plantation, WSF has assumed an active role in the economic development of the Country of Belize.


Compradore Limited, a Hawaii Corporation (the Land Owner).

The Company owns twenty-three and 62/100 percent (23.62%) of the common stock of Compradore Limited, a Hawaii corporation. Shareholders of Compradore, who are officers and directors of WSF, have expressed an interest in offering WSF the opportunity to purchase a majority interest in Compradore. Compradore Limited is the registered owner of the real estate property (referred to as the "Mayan Salt Creek Estate" or the "Plantation") and holds the Transfer Certificate of Title (TCT), dated December 19, 1973, registered in the Land Titles Register Volume 8, Folio 300 at the Belize General Registry. The TCT encompasses 38,677 acres of land. Due to subsequent transfers the property was reduced to 31,423.45 acres in 1989. The property is strategically located in the Belize City District, just north of the Belize International Airport along the Caribbean Ocean, with areas that are ideal for residential, commercial and resort development. The property is held free and clear of any liens or other obligations. Among the major attractions on this property is a large number of historical Mayan archaeological sites.



Mayan Plantation Hardwood Limited, a Belize company (Mayan Plantation).

Mayan Plantation, a wholly-owned subsidiary of the Trust Company, is the manager of the 31,423.45 acres, owned by Compradore Limited, an affiliate of the Company. The land is being utilized as a forest range, cattle ranch, and diversified crops plantation. The Company owns twenty and 28/100 percent (20.28%) of the common stock of Sand Hill Enterprises Limited, a Belize Corporation, the former owners of the Sandhill Sawmill operation now owned and operated by Mayan Plantation. As the value of this stock cannot be ascertained at this time no capital asset value is recognized on the Financial Statements of the Company.



                                 -8-
Mayan Resorts Limited, a Belize company (referred to as Mayan Resorts)

Mayan Resorts, a wholly-owned subsidiary of the Trust Company, is engaged in the development and management of small, world-class and ecologically sound resort properties in Belize. The primary objective of Mayan Resorts is to implement the development plan of a world-class destination, health and wellness-resort on areas designated so designated within the Mayan Plantation. The Master Development Plans strives to utilize the plantation operations as ecological attractions and the many Mayan sites on the property as cultural attractions.


Mile 13 1/2 Limited, a Belize company (d.b.a. Salt Creek Club)

MIle 13 1/2 Limited is a wholly-owned subsidiary of the Trust Company, holds the TCT, dated March 23, 1998, registered in the Land Titles Register Volume 33, Folio 81 at the Belize General Registry. The property is a private, gated estate of 14.47-acres of land with several buildings and improvements thereon. Its purpose is that of a Private Members Club and to provide an inviting atmosphere for fine casual and formal dining with distinguished service as well as entertainment, health and sports facilities.


Wall Street Internet Corporation, a Hawaii company (referred to as WSI)

WSI is a wholly-owned subsidiary of the Company, and will serve as the communications and marketing arm for all of the Company's operations. This company remains a development stage company.


In addition to its corporate registrations in the Country of Belize and in the States of Hawaii and Delaware and previous trade mark registrations, the Company has applied for the registration of the following trademarks (a) "Mayan Resorts" and "Treasure the Experience", (b) "Salt Creek Club" and "Private Jewel of Belize", and (c) "Mayan Plantation".




LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at September 30, 1998, were $139,143,296 as compared to $138,554,230 at December 31, 1997. As of September 30, 1998, the Company had 0 cash balance compared to December 31, 1997 cash balance of $60,683. On September 30, 1998, current assets of the Company were $408,131, compared to $170,364, at December 31, 1997.


Forest Resource

Forest Resource was $134,500,000 at September 30, 1998, and $134,500,000 at December 31, 1997, and consists of about 14,576 acres dense broad-leaf forest range. The Company is in the process of establishing an ecologically sound Forestry Management and Timber Processing Plan calling for the harvesting and processing of timber from these resources combined with controlled harvesting from other forestry concessions to be used for export and secondary wood-processing of value-added products.




                                  -9-
Land Resource

No value is reflected with regards to the 23.62% Company s ownership in Compradore Limited, the Land Owner or in the Company's interest as sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate in Belize City District, Belize, Central America. Shareholders of Compradore, who are officers and directors of WSF, have expressed an interest in offering WSF the opportunity to purchase a majority interest in Compradore.


Liabilities

Liabilities for the Company were $15,420,277 at September 30, 1998, compared to $55,439,068 at December 31, 1997. The reduction in Notes payable-others to $11,513,825 at September 30, 1998, from $51,963,825 at December 31, 1997, is due primarily to the conversion of $42,000,000 in debt, into common stock of the Company, restricted pursuant to Rule 144, at $3.00 per share.


Current liabilities

Current liabilities for the Company were $2,502,410, at September 30, 1998, compared to $2,325,925 at December 31, 1997. The Company expects to convert, re-negotiate or pay all or a portion of the current liabilities in the fourth Quarter of 1998, however no assurance can be given to that effect.


Deferred Revenue

As the sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate, WSF Trust Corporation of Belize Limited will receive fifty (50%) percent of all revenues. This contract is similar to limited partnership contracts, in which the general partner (in this case the Trust Company) receives a share of the property s income. The original amount of deferred revenue of $67,250,000 equals 50% of the revenue from the sale of the timber resources and is recognized as revenue at the time the timber is processed
and shipped.   The  Company has been harvesting (since first quarter of 1997)
and processing hardwood into lumber (since first quarter of 1998). Company anticipates full production capabilities for lumber and value-added wood products during 1999, with a concomitant recognition of a portion of the deferred revenues relating to forest reserve revenues.


Shareholders' Equity

The Company has shareholders' equity in the amount of $56,983,019 at September 30, 1998, compared to $15,015,162 at December 31, 1997. The increase in shareholder s equity is due primarily to the conversion of $42,000,000 in debt, consisting of a major portion of the timber note into common stock of the Company, restricted pursuant to Rule 144, at $3.00 per share.


RESULT OF OPERATIONS

Revenues

The Company had operating revenues of $750,496 for the three month period ending September 30, 1998, as compared to $60,835 for the comparable quarter in 1997. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and residential, commercial and resort development plans progress.

                                  -10-
Expenses

Expenses increased to $881,546 for the three months ending September 30, 1998, compared to $165,228 for the comparable quarter in 1997. The increase in expenses is due to start-up of the Mayan Plantation, Mayan Resorts (Salt Creek Club) operations.


Net Operating Income

There was a net operating loss of ($131,049) for the Quarter ended September 30, 1998, compared to ($104,393) at September 30, 1997.





PLAN OF OPERATION


(a)  General

To achieve its economic goals and objectives, the Company provides capital to its Belize based Trust Company whose operations include Trust Services and Special Asset Management. The Trust Company's primary focus is to manage the Company's interest in the land and timber resources. To more effectively manage these assets, the Company engages advisors, makes investments, acquires synergistic assets and/or enters into joint ventures with qualified strategic partners.

(b)  Operations

The Company s activities during 1998 were focused on (i) implementing the Mayan Plantation forest management, sawmill operations and value-added wood processing plans, (ii) the implementation of the development plan of Mayan Resorts first hospitality project, the Salt Creek Club, and (iii) the continued preparation of the implementation of the initial 1,000-acre Mayan Resort development plan.

(i) Mayan Plantation Hardwood Limited is the manager of The Mayan Salt Creek Estate or Plantation and is charged with the responsibility to revitalize the plantation.

The plantation has a 300+ year history as a forest range, cattle ranch and citrus plantation. The completed Land Use Plan for the 31,423.45-acre Mayan Plantation sets forth the appropriate land uses, including an improvement of the plantation operations with the long-term objective to create small profit centers as a result of a diversification program into various high quality agricultural crops.


Forest Management.

Approximately 37% of the total land base, or approximately 14,500-acres (5,901 hectares) is densely covered by a hardwood forest containing stands of mahogany, cedar, pine, teak and other tropical hardwoods. All forestry operations will be based on sustained yield management as recommended by the Company's forest management consultants. The Company owns these forest resources in perpetuity.




                                     -11-
Value Added Wood Processing.

Mayan Plantation operates a sawmill, producing high quality hardwood for U.S markets. This sawmill, including 300 acres of land are located in close vicinity of the Company s forest resources. On November 15, 1997, the Company acquired from Sandhill Enterprises, Ltd, a Belizean company, all assets and operations with the payment of $150,000 in cash, a long-term Promissory Note, and a Settlement for a significant amount of Timber removed and processed from the Company s timber resources without authorization and/or payment. The Honolulu office of Davis Wright Tremaine, a national law firm, acting as the escrow for both the Buyer and the Seller closed this transaction on December 28, 1998, but continues to hold the Promissory Note until such time as the Seller has delivered to escrow free and clear title to
the assets purchased.   On January 6, 1998, at the time of closing of the
asset purchase transaction, Mayan Plantation engaged new management and started operations of the sawmill. It improved the saw mill operations and acquired machines and wood processing equipment for the improvement of the current sawmill operations and for the establishment of a manufacturing plant for floors, doors, windows, moldings, and other value added products.
During the 1998, Mayan Plantation planned and constructed a new wood processing plant for the implementation of a value-added wood processing operation. When fully operational, the value added wood processing plant will be capable of producing virtually all of the wood products and mill work for the Company's planned residential, commercial and resort development projects.

Since January 1998, the Seller (Sandhill Enterprises Ltd) has failed to deliver a free and clear title to the 300-acre property, as required pursuant to the terms of the Asset Purchase Agreement in order to close escrow. This has been a major obstacle in Mayan Plantation Hardwood Limited's ability to obtain the necessary working capital and construction financing. As a result, the company was unable to attain its operational objectives. On October 23, 1998, the Company filed a demand for binding arbitration requesting specific performance with a claim for damages as more fully explained in Part II, Item 1.

At this time, the Company is in process of raising working capital and engaging qualified local management for the sawmill and wood processing plant. The Company will continue to utilize forest management consultants in continuation of the Company s objectives in implementing and maintaining a sustainable forestry management plan for its timber resources.


(ii) Mayan Resorts Limited absorbed a significant portion of the cash resources of the Company during the first nine months of 1998.


The Salt Creek Club

When fully operational, the Salt Creek Club combines the best of a dining club with the benefits of a private athletic club. Members of the Salt Creek Club have membership privileges at an impressive selection of more than 250 elegant private Associate Clubs, Club Resorts and Affiliations worldwide.
The Club s master plan has been designed by the internationally acclaimed architectural firm of Wimberly Allison Tong & Goo, with landscape design by their affiliated company, Helbert, Hastert & Fee, based on data from Horwath Hospitality Consulting, Inc. The theme of the club property is one which will emphasize athletics, special sports events as well as continuing the fitness and wellness theme which will encompass all of the Mayan Salt Creek estate projects.


                                -12-


The Salt Creek Club complex is planned to include five existing structures along with several new buildings on this 14.47-acre site. When completed the complex will have a clubhouse, several dining and entertainment facilities and athletic facilities, (including swimming pools, a sports arena, tennis courts and other recreational amenities. A trial marketing effort resulted in approximately 130 Charter Members (residential, diplomatic corps and international non-resident members). The total project cost for the Salt Creek Club project is estimated at $12 Million, in increments over a period of five (5) years, including one or more hotel/suite operation buildings. An affiliated partnership, to be formed, plans to develop a golf and Caribbean seafront destination resort on approximately 1,000-acres, which will provide Salt Creek Club Members full privileges and access to several other proposed clubs to be located on the Plantation: one or more golf courses, an equestrian center and water-sport facilities (yacht club). Club members will have the opportunity to live at and use the on-site club and spa amenities. The Salt Creek Club facilities will include offices for all of the Company's operations. A marketing Pavilion and visitors center will be located in one of the buildings at the Salt Creek Estate Club. The pavilion will provide an opportunity to showcase the various developments on, and products from, the Mayan Salt Creek Estate to interested parties (club members and guests).

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

The Salt Creek Estate Club intends to offer membership by invitation only. Such exclusivity" is expected to attract a diverse, sophisticated clientele in Belize and internationally. The Club's 130 Charter members form a solid foundation for the planned Membership Development.

The Company originally planned to open the Salt Creek Club on March 27, 1998. However numerous delays have caused a re-evaluation of the business plan and has ultimately resulted in a change of Mayan Resorts operating management. The Company anticipates to open the Salt Creek Club during the month of December 1998.



(iii)  Mayan Resorts -- 1000 Acre Development Project

The Mayan Resort Belize, a 1000-acre resort destination concept designed by the internationally acclaimed architectural firm of Wimberly Allison Tong & Goo, and landscape design by their affiliate Helbert, Hastert & Fee, is based on data provided by various consultants and subsequently reviewed by Arthur Anderson. Arthur Anderson also suggested the utilization of the land closest to the North American Highway for the development of residential and commercial communities.

Subject to being able to raise the required project financing, the Company plans to develop the Mayan Resort Belize through a partnership. When completed, the Mayan Resort Belize will be a world-class destination resort, golf course and Caribbean seafront residential community, managed by an international hotel management company, with a wide variety of resort activities and amenities in the context of an ecologically sound environment.




                                   -13-
The development of this project is subject to raising the necessary infra-structure and construction financing. This project is also subject to executing a resort/hotel management agreement and other contingencies. Pursuant to the current plans the development of this project will include:

A 250 room, five-star resort hotel which can be accessed from the main national highway and by water is the centerpiece for this destination resort. The hotel will provide guest-rooms clustered in low-rise buildings and in private bungalows scattered around man-made lagoons. Sited well back from the coastline, the resort will offer swimming pools as well as access to natural ocean sports.

Adjacent buildings will provide a variety of food and beverage venues, ballrooms for larger functions and adequate to host small conventions, intimate meeting rooms and other typical hotel facilities as well as a
casino.   The architectural character of the resort will be low-rise colonial
/tropical theme buildings using local hardwoods taken from the Plantation's timber resources and our wood-processing operations. In addition, innovative health and wellness programs will be created for residents, visitors and neighbors of the resort.

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

The trial marketing effort has been extended to provide for up to 40 two- and four-acre ocean-front lots for sale subject to government approval. Once government approval has been obtained, Mayan Resorts plans to design and build ocean-front villas. Buyers included physicians and other health care leaders, athletes and other professionals. These professionals will make up the team advising the development of the wellness and health education and sports theme of the resort which will include a wellness center, an education and medical center, and extensive sports and athletic facilities. The cost of construction of private homes on improved lots will be the responsibility of the owners, but construction must be within the overall design guidelines established for the resort. In addition, design and construction packages will be offered to property owners.

This project is subject to a number of contingencies and there is no assurance that any resort destination will ever be built at the Plantation. This project is merely in the planning stages.


Wall Street Internet Corporation

Wall Street Internet Corporation ( WSIC ), a Hawaii company and subsidiary of the Company was formed to operate as a communications and marketing tool for the Company's operations. The Company has a website:
http://www.mayanresorts.com.


                                  -14-
Summary

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


Impact of Future Accounting Pronouncements

None


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

At September 30, 1998, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, as more fully described in the Company's 10-K report for the year ending December 31, 1997.

On October 23, 1998, the Company filed a Demand for Binding Arbitration with the American Arbitration Association against the Sandhill Enterprises, Ltd., the seller of the sawmill, as required under the terms of the agreement, requesting specific performance with a claim for damages. The Seller failed to deliver said free and clear title since January 1998, as required pursuant to the terms of the Asset Purchase Agreement. As a result, the Company was unable to obtain the necessary construction and working capital financing to fully implement its plans.


Item 2. Changes in Securities

None

                                  -15-
Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matter to a Vote of Security Holders

None


Item 5. Other Information

(1) Appointments of Officers

The Company appointed Roy S. Adaniya, M.D., as the Acting Chief Operating Officer of Mayan Resorts and Mayan Plantation. Dr. Adaniya has been a Member of the Board of Directors of the Company since December 1996 and brings significant management, operational and organizational experience to the management team.

The Company appointed Mr. Santiago Gomez as the Senior Vice President, Trust Officer and Assistant Secretary of WSF Trust Corporation of Belize Limited and as a Director and Senior Vice President of Mayan Plantation Limited, Mayan Resorts Limited and Mile 13 1/2 Limited, d.b.a. Salt Creek Club. Mr. Gomez has expertise as a business and immigration consultant as General Manager of International Services, Ltd., and has experience as a manager with Deloitte & Touche and the Belize Export & Investment Promotion Unit of the Belize Chamber of Commerce and Industry.

The Company appointed Ms. Verna Gardiner, Executive Secretary of Mayan Resorts Limited, to the additional positions of Assistant Treasurer of WSF Trust Corporation of Belize Limited, Mayan Plantation Limited, Mayan Resorts Limited and Mile 13 1/2 Limited, d.b.a. Salt Creek Club.

(2) Resignation of Officer

Mr. Antoine Y. Gedeon resigned from all his positions with the Company for medical and personal reasons at the Board of Directors meeting held on September 24, 1998.

Item 6 (a) Exhibits

None.

Item 6 (b) Report on Form 8-K

Form 8-K was filed on July 9, 1998


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10- QSB , and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.

Dated:     November 13, 1998


                                      WALL STREET FINANCIAL CORPORATION

                                           /s/  Gerhart W. Walch
                                           Chief Executive Officer
                                  -16-