Form 10-K
period 1998-12-31
WSF CORP
filed 2000-05-26
CIK 837491

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
             For the fiscal year ended December  31, 1998
                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
                      Commission file number 0-17117

                    WSF CORPORATION dba Wall Street Financial Corporation (Exact name of Small Business Issuer as specified in its charter)

     Delaware                                       99-0240826
     (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                 identification  No.)

   745 Bishop St., Amfac Ctr, Hawaii Tower Suite 700, Honolulu, HI. 96813
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (808) 526-3999
____________________________________________________________________________
Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class           Name of each exchange on which registered
$.01 Par Value Par Common Shares             NASD Bulletin Board -  WSFI
____________________________________________________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates asof December 31, 1998. The aggregate market value was computed by using the closing price on the NASD Bulletin Board on December 31, 1998 of $.115 per share.

State issuers revenues for its most recent fiscal year        $2,536,699

Common Shares, Par Value $0.01 Per Share                     $19,920,788

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference at which the common equity was sold, or the average bid and asked price of such common equity on December
31, 1998 of $0.115                                            $2,290,891

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of December 31,1998
Common Shares $0.01 Par Value                     19,920,788




PART I.

ITEM 1.   BUSINESS


(a)  General Development

The Registrant (also referred to as the Company or WSF ) was incorporated under the laws of the State of Delaware in March 1987. Its primary operations are Trust Services and Special Asset Management. Its shares are traded on the OTC BB: Symbol WSFI.

WSF Trust Corporation of Belize Limited, (hereinafter the  Trust Company ).

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


Compradore Limited, a Hawaii Corporation (the Land Owner)

The Company owns twenty-three and 62/100 percent (23.62%) of the common stock of Compradore Limited, a Hawaii corporation and has received a one-year option to purchase an additional twenty seven and 1/2 percent (27.5%) currently owned by the family trust of an officer and director. Compradore Limited is the registered owner of a real estate property and holds the Transfer Certificate of Title (TCT), dated December 19, 1973, registered in the Land Titles Register Volume 8, Folio 300 at the Belize General Registry. The TCT encompasses 38,677-acres of land (referred to as the Mayan - Salt Creek Estate or the Plantation ). Due to subsequent transfers the property was reduced to 31,423.45-acres in 1989. The property is very strategically located in the Belize City District, just north of the Belize International Airport along the Caribbean Ocean, with areas that are ideal for residential, commercial and resort development. The property is held free and clear of any liens or other obligations; please see below. Among the major attractions on this property is a large number of historical Mayan archaeological sites. The Company has an option to acquire the controlling interest of Compradore Limited at fair market value.

In order to remove any possible cloud on its ownership and title and to enjoy quiet title, prior to beginning the implementation of the Company s Master Plan for the Plantation, Compradore Limited has litigated, obtained judgments and is in continued litigation as more fully described in Section Part I,
Item 3.


Mayan Plantation Limited, a Belize Corporation (Mayan Plantation).

Mayan Plantation (formerly known as Mayan Plantation Hardwoods, Limited), a wholly owned subsidiary of the Trust Company, formerly known as Mayan Plantation Hardwoods Limited is the manager of the 31,423.45 acres, owned by Compradore Limited, an affiliate of the Company. The land is being utilized as a forest range, cattle ranch and diversified crops plantation.

On November 15, 1997, the Company acquired from Sandhill Enterprises, Ltd, a Belizean company, whose shareholders are U.S. citizens, all assets and operations, including 229-acres of land and all improvements thereon, a sawmill, several buildings and equipment with the payment of $150,000 in cash, a long-term Promissory Note, and a Settlement for a significant amount of Timber removed and processed from the Company s timber resources without authorization and/or payment. The Honolulu office of Davis Wright Tremaine, acting as the escrow agent for both the Buyer and the Seller, closed this transaction on December 28, 1997. In 1998, Mayan Plantation engaged new management and started operation of the sawmill. The sawmill operation was improved and Mayan Plantation acquired additional machinery and wood processing equipment for the augmentation of the current sawmill operations and for the establishment of a manufacturing plant for floors, doors,
windows, moldings, and other value added products.   During the second and
third Quarters of 1998, Mayan Plantation planned and constructed a new Wood Processing Plant for the implementation of a Value Added Wood Processing operation. The fully operational Value Added Wood Processing plant was designed to be capable of producing virtually all of the wood products and mill work for planned residential, commercial and resort development projects of the Company.

The Seller, however, has failed to deliver said free and clear title since January 1998 as required pursuant to the terms of the Asset Purchase Agreement. On October 23, 1998, the Company filed a Demand for Binding Arbitration as required under the terms of the agreement, requesting specific performance with a claim for damages as more fully explained in Part II, Item 1.

The Company will continue to utilize forest management consultants in continuation of the Company s objectives in implementing and maintaining a sustainable forestry management plan for its timber resources.


Mayan Resorts Limited, a Belize Corporation (referred to as Mayan Resorts).

Mayan Resorts, a wholly-owned subsidiary of the Trust Company, is engaged in the development and management of small, world-class, ecologically sound resort properties in Belize. The primary objective of Mayan Resorts is to implement the development plan of a world-class destination, health and wellness-resort on areas designated for resort development on the Mayan Plantation. The Master Development Plans strives to utilize the plantation operations as ecological attractions and the many Mayan sites on the property as cultural attractions.


Mile 13 1/2 Limited, d.b.a. Salt Creek Club, a Belize Corporation,

A subsidiary of the Company, owned 70% by the Company and 30% by Mayan Management International, LLP, acquired on March 23, 1998, a property, registered in the Land Titles Register Volume 33, Folio 81 at the Belize General Registry. Late 1998 and beginning 1999, the Company had difficulties making payments on the interest of the mortgage. Although the Company consistently did bring its mortgage payments current, the attorney of the Company, who also is affiliated with the St. Paul s Building Society in Belize, sold the property at the face value of the mortgage to one of his affiliated entities. The Company plans now to build a Private Members Club on the Salt Creek Estate.


Wall Street Internet Corporation, a Hawaii Corporation (referred to as WSI)

WSI is a wholly owned subsidiary of the Company, will serve as the communications and marketing arm for all of the Company's operations. This company remains a development stage company.


Registration of Copy Rights and Trade Marks

In addition to its corporate registrations in the Country of Belize and in the State of Hawaii and previous trade mark registrations, the Company has applied for the registration of the following trademarks (a) Mayan Resorts,
(b) Treasure the Experience, (c) Salt Creek Club and (d) Private Jewel of Belize, and (e) Mayan Plantation.


Risk Factors

The Company's ability to implement the above-described plan of operations will, to a large extent, be dependent upon management's ability to attract qualified developers as joint venture partners for the various non-company owned projects and to raise additional capital. While the Company is confident in producing the required investment and working capital, there can be no assurance that such capital will become available as required. The Company therefore will continue to seek capital from private and/or institutional investors. The Company plans to raise sufficient funds through a placement of debt or equity instruments to develop the required infrastructure for projects, including development of the golf course and the pre-sale of lots, homes and villas.

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


Discontinued Operations

For strategic reasons, the Company exchanged its 100% interest in Belize Transportation Agencies, Ltd., for 20.27% of Sandhill Enterprises, Ltd., a sawmill adjacent to the Plantation. Michael Singh, the President of Belize Transportation Agencies, Ltd. remains a director of the Registrant. The effective date of the exchange was January 1, 1998.


Employees

The Company and its subsidiaries currently employ 4 persons on a full time basis and numerous individuals on a part-time or advisory basis. It is anticipated that the number of employees in Hawaii and in the Belize operations may increase significantly as the implementation of the Plantation Revitalization Plan and the Land Development Plan progresses.

None of the Company's employees are covered by a collective bargaining agreement. The Company employs several Hawaii based international consulting firms and consultants.


Inflation

The Company's business and operations have not been and are not expected to be materially affected by inflation.


ITEM 2.  PROPERTIES

The Registrant s principal and administrative office is located at 745 Fort Street, Amfac Center, Hawaii Tower, Suite 700, Honolulu, Hawaii, 96813. Rent for these premises is $2,200.00 per month.

In June 1986 the Registrant acquired an equitable interest in 5,010 acres of the Plantation for 1,300,000 pre-split shares of the Company, located in the northern part of the Belize District in Belize, Central America. On December 31,1995, the Registrant converted the equitable interest in the land into a twenty three and 62/100 (23.62%) percent of the common stock of Compradore Limited, fee simple, free and clear title holder of the 31,423.45 acres private Estate. On May 11, 1995, the WSF Trust Corporation of Belize Limited was appointed the sole trustee and asset manager of the entire 31,423.45 acre Plantation.


ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1998, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:

WSF vs. JACKSON

Litigation resulted from the cancellation of shares. Pursuant to the terms of an Agreement and Plan of Merger dated January 12, 1994, the Registrant agreed to conditionally issue 6,000,000 shares to Ernest J. Jackson, owner of Jackson Builders Corporation. During the agreed upon post-closing time, the Board of Directors discovered that Jackson made material misrepresentations to the Company and that Jackson did not provide the Company with the closing schedules as required during the post-closing period. Therefore, Jackson did not meet the conditions for the closing of the merger transaction and forfeited his rights to these shares. The Company disclosed the material facts in its 1994 8-K Filings. On September 28, 1994, the Company terminated Mr. Jackson as President and Director effective immediately. On November 26, 1994, a Plan and Agreement of Rescission under which the parties agreed, among other things, to rescind the Agreement and Plan of Merger dated January 12, 1994, and Mr. Jackson agreed to return all of the 6,000,000 shares for cancellation. However, as the Company discovered after the termination of Mr. Jackson, without knowledge or approval of the Company, Mr. Jackson pledged portions of these conditionally issued and restricted shares to personal creditors. Therefore in order to avoid legal action, Mr. Jackson executed a stock power in the name of the Company, with Paine Webber signature guarantee, and agreed to return the stock certificates on December 31, 1994. However, Mr. Jackson failed to deliver the stock certificates as agreed upon. Based on the recission agreement, the stock power and a legal opinion obtained from Wickwire Gavin, the Company canceled the 6,000,000 shares. In addition the Company holds Mr. Jackson personally accountable for liabilities incurred while he was Chairman, and recognizes the potential liability therein.

Although there is no assurance, Management believes it will prevail in the recovery of these canceled certificates and the recovery of its claims.


EDWARDS vs. COMPRADORE

In 1997, Alfred Edwards, Jr. made a claim for conveyance of 18,000 acres of the land owned by Compradore Limited, an affiliate of the Company and the owner of the 31,000 acre-property in Belize. Mr. Edwards claimed he purchased the land, but failed to pay for it. The land was never transferred. WSF funded and Compradore defended the case. The Chief Justice, Sir George Brown, of the Superior Court in Belize ruled in favor of Compradore Limited. Mr Edwards was not satisfied with the outcome of this case and filed an appeal. The highest court of Belize, the Appeals Court heard the case and Compradore Limited has again prevailed.


COMPRADORE vs. HO, et al.

On July 31, 1997, Compradore Limited, an affiliate of the Company, and at the instruction of the Company (WSF s ownership in Compradore is 23.6% of the issued and outstanding capital stock, and WSF Trust Corporation of Belize Limited is the sole trustee and asset manager of a 31,423.45 acres Compradore Limited owns), filed a lawsuit against its first Chairman and Chief Executive Officer, Raymond Y. Ho of the Company and his family, demanding specific performance on an agreement entered into by the Company with Ho and his family. This case was set for trial on October 4, 1999, but was postponed to 2000. A new trial date has been set for the first week of July 2000. However, due to a substitution of legal counsel, the trial may be further delayed.

The Company is confidant that it will prevail in its efforts and that a settlement or judgment at trial will resolve this case. The
Company has a claim for significant damages for attorneys fees, punitive damages and payment of all Company's court costs and legal fees.


YNSON vs. WSF

In June 1996, Mr. Benjamin Ynson filed a claim for $100,000 plus interest thereon against the Company in the State of California. This case was dismissed.

In 1989/90, the Company sold three Convertible Promissory Notes, one to Mr. & Mrs. Gerhart W. Walch for $277,000, one to Mr. Tse for $125,000, and one to Mr. Ynson for $100,000, all in cash. In accordance with the conversion provision, Mr. & Mrs. Walch and Mr. Tse converted their notes in stock of WSF.

The conversion provision further provided that in the event 75% of the note holders request the conversion of their notes, all note holders would agree to convert their note at a price of $1.00 USD at the time of such conversion. Mr Ynson did not comply with this requirement. Mr. Tse and Mr. Walch converted their notes and interest thereon at $1.00 per share. Mr. Ynson re-filed his claim in the State of Hawaii in the regular Court System and with the Department of Corporations. Since this is an offshore offering, the Department of Corporation declared that it has no jurisdiction over this matter. An amount equal to the potential liability has been accounted for in contingent liabilities. The Company may settle this claim out of court.


WSF CORPORATION vs. SANDHILL ENTERPRISES, GRIMME et al. (An American Arbitration Association arbitration case and settlement is in process of being re-filed)

An arbitration case filed in October 1998, settled on April 29, 1999, resulted in a reduction of the purchase price of the Asset Purchase Agreement for the 229-acre sawmill property. Pursuant to the Arbitration Settlement, Sandhill was required to place the title certificate with Title Guaranty Escrow
Services, Inc.   WSF was required to pay $30,000 by June 30, 1999, through
escrow and $315,000 by August 15, 1999. On August 13, 1999, two days before closing of Escrow, the Company received an Order of the Supreme Court of Belize, action #387, restraining Sandhill Enterprises from selling and transferring the property to the Company. This order was never revoked. On August 26, 1999, Sandhill Enterprises obtained, from a different judge in Belize, Action
No 450, to repossess the property from the Company. The Company plans to re-open and pursue the Arbitration Settlement case in the near future, whereby it will claim damages for breach of Settlement Agreement and punitive damages as well as recovery of legal fees and court costs.






ITEM 8.   FINANCIAL STATEMENTS

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
31st December 1998 and 1997


INDEX



Report of the auditor to the Board of Directors and Shareholders for the Year ended December 31, 1998 and 1997

Consolidated balance sheets
  for Years ended December 31, 1998 and 1997

Consolidated statement of operations
  for Years ended December 31, 1998 and 1997

Consolidated statements of cash flows -
  for Years ended December 31, 1998 and 1997

Consolidated statements of changes in stockholders' equity - for Years ended December 31, 1998 and 1997

Notes to financial statements



Supplementary Information

Report of the auditor on supplementary information

Consolidated operating expenses





























INDEPENDENT AUDITORS  REPORT ON FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Wall Street Financial Corporation and Subsidiaries as of 31st of December 1998 and 1997, and the related consolidated statements of operations and statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated balance sheets and related financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company at 31st of December 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has a deficit working capital that raises doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark C. Hulse
CHARTERED ACCOUNTANT
15th May 2000



Belize City,
Belize, C.A.










Member Firm of
SUMMIT INTERNATIONAL ASSOCIATES INC, (New York)






Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
31st December 1998 and 1997


                                          Notes     1998         1997
                Assets


Currents Assets
 Cash                                               $4,792      $60,683
 Accounts receivable-trade                          38,062       24,687
 Accounts receivable-related party                 290,946       62,580
 Prepayments                                        10,000       10,000
 Interest receivable                                82,436       12,414
 Inventory                                          59,139         ---
                                              ------------ ------------
      Total current assets                         485,375      170,364
                                              ------------ ------------
Advances receivable-
 Officers                                            9,813         ---
 Others                                             22,340       17,768
                                              ------------ ------------

                                                    32,153       17,768
                                              ------------ ------------

Note receivable                                    100,000      100,000
                                              ------------ ------------
Property, plant and equipment               3
 Land                                            1,042,960      229,000
 Buildings                                         313,123      150,000
 Furniture fixtures and equipment                  578,317      527,932
 Vehicle                                            16,600       16,600
                                              ------------ ------------
                                                 1,951,000      923,532
Less: accumulated depreciation                    (126,442)      (7,405)
                                              ------------ ------------
Property, plant and equipment-net                1,824,558      916,127
                                              ------------ ------------

Other Assets                                          ---        20,000

Deferred expenditures                       5      475,213    1,785,030

Deposit                                     6         ---       202,055

Forest Resource                             4  134,500,000  134,500,000

Organization Cost                                  226,989       28,024
 Less: accumulated amortization                     (4,913)      (2,457)
                                              ------------ ------------
                                                   222,076       25,567

Sinking Funds                               7    1,210,938      804,688

Investment                                          12,631       12,631
                                              ------------ ------------
                                              $138,862,944 $138,554,230
                                              ============ ============



The notes on pages 16-20 form an integral part of these financial statements.

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
31st December 1998 and 1997

                                           Notes         1998         1996

      Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                        $41,037        $---
 Convertible promissory notes payable         8       1,411,808    1,675,000
 Accounts payable-trade                                 625,973      242,116
 Accounts payable-officer                                17,985        2,742
 Accounts payable-others                                174,593      174,593
 Payroll taxes                                9           5,434        9,654
                                                    ----------- ------------
                                                      2.276,830    2,104,105
                                                    ----------- ------------
Accrued liabilities
 Interest payable-officers                              134,560       77,063
 Interest payable                                       323,296      120,737
 Insurance payable                                         ---         1,264
 Net payroll payable                                      9,786        2,756
                                                    ----------- ------------
                                                        467,642      201,820
                                                    ----------- ------------
Other current liabilities
 Litigation settlement                       10          20,000       20,000
                                                    -----------  -----------
      Total current liabilities                       2,764,472    2,325,925

Note Payable-St. Paul's                                 450,000
Notes Payable-Officers                       12         814,286      551,818
Reserve                                      11         660,292      597,500
Notes Payable                              4,13       9,963,825   51,963,825
                                                    ----------- ------------
      Total liabilities                              14,652,875   55,439,068
                                                    ----------- ------------

Deferred Revenue                              4      65,125,000   67,250,000

Long-Term Debts                              14       1,275,000      850,000


Shareholders' Equity
 Common stock-authorized, 25,000,000         15
   shares of $.01 par value; issued
   and outstanding 19,920,778 shares
   in 1998 and 15,880,039 shares in 1997                199,207      158,801
 Common stock-subscribed, 14,721,803 shares
   of $.01 par value in 1998                            147,218       19,655
Additional paid-in capital                           18,058,388   13,748,177
Additional paid-in capital-subscribed                39,249,776      858,201
Retained earnings                         16,17         155,480      230,328
                                                    ----------- ------------
                                                     57,810,069   15,015,162
                                                    ----------- ------------

                                                   $138,862,944  135,288,323
                                                   ============ ============



The notes on pages 16-20 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended  31st  December 1998 and 1997

                                           Notes        1998         1997
Revenue
 SCC Initiation Income                                 $9,440            ---
 Investment income                                     36,320         12,394
 Operations-gross profit                    19      2,232,636        304,326
 Interest income                                       50,292         16,249
 Other income                               20        208,011         92,514
                                                   ----------    -----------

                                                    2,536,699        425,483
                                                  -----------    -----------

Expenses
 Operating expenses                                 2,164,722        321,664
 Interest expenses                                    325,332         51,475
 Depreciation/amortization                            121,493          5,522
                                                  -----------    -----------
                                                    2,611,547        378,661
                                                  -----------    -----------

(Loss)/Income from continuing operation               (74,848)        46,822


Discontinued Operations
 Loss on disposition of subsidiary                       ---         (43,496)
                                                  -----------    -----------
Net (Loss)/income from operations                     (74,848)        $3,326
                                                  ===========    ===========


Net income per share-continuing operation             ($.0038)        $.0030


(Loss) per share-discontinued operation                  ---          (.0028)

                                                      -------        -------

Net income per share from operation                   ($.0038)        $.0002
                                                      ========       =======




















The notes on pages 16-20 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended 31st December 1998 and 1997
                                                        1998        1997
Cash flows from operating activities:
Net (loss)/income from operations                    ($74,848)       $3,326
Items not affecting working capital
  earned income recorded as interest receivable          ---        (12,414)
  depreciation/amortization                           121,493         5,522
  non-cash expenditures                            (1,518,437)      669,924
  loss on disposition of subsidiary                      ---         43,496
  investment income recognized                           ---        (12,395)
  accrued notes payable officer written off to
    other income                                         ---        (12,000)
  conversion of notes payable to sale of lot-
    other income                                         ---        (40,000)
                                                   ----------    -----------
                                                   (1,471,792)      645,459
Changes in assets and liabilities:
Increase(decrease)in accounts payable-trade           383,857        39,789
                                     -officers         15,243         2,742
                                     -others             ---            (82)
(Decrease) increase in payroll taxes                   (4,220)        9,654
Increase in interest payable-officers                  57,497        54,644
Increase in interest payable                          202,559       143,747
(Decrease) increase in insurance payable               (1,264)        1,264
Increase in net payroll payable                         7,030         2,756
(Increase) in accounts receivable-trade               (13,375)      (24,687)
                                 -related party      (228,366)      (61,761)
(Increase) in prepayments                                ---        (10,000)
(Increase) in advances receivable-others              (14,385)      (16,218)
(Increase) in inventory                               (59,139)         ---
(Increase) in interest receivable                     (70,022)         ---
                                                   ----------    ----------
Net cash (used in)/provided by operating
 activities                                         1,196,377       787,307
                                                   ----------    ----------
Cash flows from investing activities:
Purchase of property plant and equipment           (1,027,468)     (259,243)
Disposal of property plant and equipment                 ---         12,771
Decrease to other assets                               20,000        30,000
(Decrease) addition to deferred expenditures        1,309,817    (1,061,296)
Decrease (increase) in deposits                       202,055      (202,055)
Organization cost                                    (198,965)      (28,024)
                                                   ----------    -----------
Net cash provided by (used in) investing activities   305,439    (1,507,847)
                                                   -----------   -----------
Cash flows from financing activities:
Increase (repayment) of short-term debt                41,037        (4,293)
Increase in notes payable-officers                    262,468        30,351
Increase (decrease)in reserve                          62,792        (2,500)
Proceeds from long-term debts                        425,000       850,000
Proceeds from notes payable                           450,000       650,997
Proceeds used to establish sinking funds             (406,250)     (750,000)
                                                    ---------     ---------
Net cash provided by financial activities             835,047       774,555
                                                    ---------     ---------
Net increase in cash                                  (55,891)       54,015
Cash at beginning of year                              60,683         6,668
                                                   ----------   -----------
Cash at the end of the year                            $4,792       $60,683
                                                   ==========   ===========

The notes on pages 16-20 form an integral part of these financial statements.

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1998 and 1997




Summary of Non Cash Transactions

                                                      Debit        Credit
1998

Convertible promissory notes                         $263,192
Notes payable                                      42,000,000
Deferred revenue                                    2,125,000

Common Stock                                                        $40,406
Common stock subscribed                                             127,563
Additional paid- in capital                                        4,310,211
Additional paid-in capital subscribed                             38,391,575
Expenditures                                                       1,518,437






1997

Expenditures                                         $669,924
Accounts payable-trade                                 15,164
Deferred expenditures                                 376,454
Interest payable                                      158,749
interest receivable                                    12,414
Loss on disposal of subsidiary                         43,496
Property plant and equipment                          652,199
Accounts receivable-related party                         819
Investment                                                236
Interest payable-officers                              16,432
Long-term loans                                        54,688
Convertible promissory notes payable                  450,997

Additional paid in capital                                         $377,201
Common Stock                                                          6,652
Other income                                                         64,414
Treasury stock                                                       12,000
Advance receivable-officers                                          47,543
Convertible notes payable-officers                                  311,145
Other assets                                                        192,912
Shares subscribed                                                    19,655
Additional paid in capital-subscribed                               858,201
Accounts payable-others                                              95,000
Accounts receivable-trade                                            20,547
Prepayment                                                            1,302
Notes payable                                                       445,000








The notes on pages 16-20 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1998 and 1997



Supplemental disclosure information:


1998

The Company issued 970,000 shares valued at $363,750 as compensation to officers and directors.

The Company issued 1,895,862 shares valued at $697,369 as issuance of shares via note conversions.

The Company issued 237,490 shares valued at $104,681 in connection with EB-5 financing transaction.

The Company issued 11,647 shares valued at $4076.45 as stock in lieu of payable.

The Company issued 1,000,000 shares valued at $3,000,000 as portion of Compradore Note Conversion.

The Company issued 300,000 shares valued at $60,000.00 in connection with Jackson settlement.

The Company retired its 500,000 stock bonus plan valued at $5,000.00




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










The notes on pages 16-20 form an integral part of these financial statements.

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended 31st December 1998 and 1997


                                                                          Retained        Other

                                      Common stock          Additional    Earnings
Stockholders'
                                         Number              paid-in    (Accumulated      equity

                                       of shares    Amount   capital       deficit)      accounts


                                      -------------------------------------------------------------


Balance at 1st January 1997           15,214,879   $152,149   $13,370,976     $227,002   ($12,000)

Shares issued as compensation to
  employees/officers/directors           350,000      3,500       127,750
Shares issued for other professional
  services                                12,000        120         4,380
Shares issued for accounts payable           900          9           306
Shares issued for deferred expenditures
  and interest payable                   277,260      2,773       214,515
Shares issued for notes payable           25,000        250        12,250
Shares issued for consulting services     60,000        600        29,400
Treasury stock retired                   (60,000)      (600)      (11,400)                  12,000
Net income from operations                                                       3,326
                                     -------------------------------------------------------------

Balance at 1st January 1998           15,880,039   $158,801   $13,748,177     $230,328    $   ---

Shares issued as compensation to
  officers/directors                     970,000      9,700       354,050
Shares issued for note conversion      1,895,862     18,959       678,410
Shares issued for EB-5 financing         237,490      2,375       102,306
Shares issued for stock in lieu of
  payable                                 11,647        116         3,960
Shares issued for Compracore Note
  conversion                           1,000,000     10,000     2,990,000
Shares issued for Jackson settlement     300,000      3,000        57,000
Shares issued for accounts payable       125,740      1,257       124,483
Stock bonus retired                     (500,000)    (5,000)
Net loss from operations                                                       (74,848)
                                     -------------------------------------------------------------

Balance at 31st December 1998         19,920,778    199,208    18,058,386      155,840    $   ---
                                     =============================================================



















The notes on pages 16-20 form an integral part of these financial statements. Wall Street Financial Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1998 and 1997

1.   STATUS

The Company was incorporated under the laws of the State of Delaware in 1987. The Company invested in a California-based national bank and developed a franchise system whereby member banks were supported by various financial products and services.

Unable to achieve profitability the Company discontinued its franchise efforts. During 1991, 1992, 1993, and 1994, the Company focused on finding a new business direction that would provide the basis for building a growth and added value group of operations. In 1995, under the guidance of a new Board of Directors, the Company began actively promoting its property interest in a 31,000-acre piece of prime Belizean real estate.

As a result of the pursuit of the equity and later a shareholder interest in the property in Belize, through its subsidiaries and affiliates the Company is engaged in the development of a master plan for a mixed-use destination residential and resort development, a Belizean mahogany and hardwood timber and wood processing operation, the development and sales of residential lots, condominiums, a members club, a world-class destination resort, and a variety of other related ventures.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include only the accounts of Wall Street Financial Corp. (the Company) and its wholly owned subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwoods Limited, Wall Street Internet Corp, it's majority interest in Mile 13 1/2 Corporation and a minority interest in Compradore Limited. Belize Transportation Agencies Limited was disposed of on 1st January 1998.

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

page 16
Wall Street Financial Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1998 and 1997


The Company owns 100% of WSF Trust Corporation of Belize Limited. WSF Trust was appointed by Compradore Limited as the sole Trustee and Asset Manager of the assets (land) of Compradore for a fee of 50% of the gross proceeds derived from the projects. WSF Trust recorded a note receivable from Compradore Limited and deferred income of $67,250,000. In 1998 that balance of deferred income is $65,125,000.

WSFC entered into a timber purchase and sale agreement with Compradore Limited through the Asset Manager WSF Trust. WSFC recorded forest resource - asset and a note payable to Compradore for $134,500,000. In turn, Compradore Limited has recognized WSFC earned portion of the remaining gross proceeds of the forest reserve being 23.63% of $67,250,000 and as such executed a promissory note which WSFC has recorded as note receivable and income earned of $15,891,175. In 1998 $42,000,000 of the Note Payable due to Compradore Limited was converted into shares of WSF.



5.   DEFERRED EXPENDITURES

These represent capitalized costs relating to pre-operation expenses for the Company'9s Belize subsidiaries, primarily Mayan Resorts Limited and Mayan Plantation Hardwoods, which were not operational until early 1998.



6.   DEPOSIT

This represents cash payments relating to the transaction to acquire property pending at December 31, 1998.



7.    SINKING FUNDS

The Company has established sinking funds to retire long-term obligations relating to Investor Visa Category investments made with one of the subsidiaries the Company (see note 14).



8.   CONVERTIBLE PROMISSORY NOTES PAYABLE

                                                        1998       1997
Convertible promissory notes payable consist of the following:


Benjamin Ynson / Phesco - principal                  $100,000      100,000
Unsecured:  12.75% note issued 31/10/90.
Due date 31/10/93. The Company has obtained oral extension for this note.

Richard Hinkle - principal                         50,000          ---
Unsecured: 10% note issued 02/04/98
Due date 30/06/98.  There are no conversion features

page 17
Wall Street Financial Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1998 and 1997

Antoine Y. Gedeon - principal                          $36,808         ---
Unsecured:  10% note issued 31/08/98
Conversion of monies through WSF Accounts Payable

James Schuler - principal                            1,100,000   1,100,000
Original amount of loan: $2,000,000;
10% note issued 28/6/96. Secured: 10% of gross timber revenues. Due date: 31/12/96.
The Company has obtained oral extension
for this note.

NISSIM TSE - principal                                 125,000     125,000
Unsecured: 8% note issued 8/11/96. Due date:
31/12/96. The Company has obtained oral extension for this note.

Richard G. Hinkle Trust - principal                       ---      100,000
Secured: 10% of gross timber profits
issued 2/9/97. Due date: 31/12/99.

Richard G. Hinkle Trust - principal                       ---      250,000
Secured: 10% of gross timber profits
issued 27/9/97.  Due date: 31/12/99.
                                                    ----------  ----------
                                                    $1,411,808   1,675,000
                                                    ==========  ==========

9.   PAYROLL TAXES

Effective 1st January 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109) which requires a change from the deferred method to the asset and liabilitymethod of accounting for income taxes.


10.  LITIGATION

The Company is a party to several claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.


11.  RESERVE

Reserve represents transfers from notes payable, $450,000, and from litigation payable, $150,000. at 31/12/96, net of 1998 disbursements related threto.


12.  NOTES PAYABLE-OFFICERS

Notes payable-officers consist of the following accounts:

                                              1998               1997

      MT/Merica                              $58,000            58,000
      GK/GRII                                189,394           125,645
(continued on next page)

page 18
Wall Street Financial Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1998 and 1997

continued from previous page)
      MT/Sypex                                16,000            16,000
      Adaniya-non-officer in 1996              1,000            85,000
      Gerhart W. Walch                       549,892           267,173
                                            --------           -------
                                            $814,286          $551,818
                                            ========           =======
13.   NOTES PAYABLE

Notes payable consist of the following accounts:

                                               1998               1996

      Compradore note payable                $160,000          $160,000
      WSFC note payable (note 6)           92,500,000       134,500,000
      WSFC note receivable (note 6)       (67,250,000)      (67,250,000)
      WSFC note receivable (note 6)       (15,891,175)      (15,891,175)
      Sandhill Enterprises, Ltd.              445,000           445,000
                                          -----------       -----------
                                           $9,963,825        51,963,825
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

Of the 19,920,778 outstanding shares of Common Stock as of 31st December 1998, approximately 2,833,280 shares are restricted as to resale. These shares may not be traded publicly or otherwise transferred except as permitted under various exemptions contained in the Securities Exchange Act, or upon satisfaction of the registration and prospectus delivery requirements of the Securities Exchange Act.


16.   RETAINED EARNINGS/<ACCUMULATED DEFICITS>
                                                    1998           1997

  Balance at the beginning of the year           $230,328       $227,002
  Profit for the year                             (74,848)         3,326
  Prior year adjustment (note 17)
                                                 --------       --------
                                                 $155,480       $230,328
                                                 ========       ========

page 19
Wall Street Financial Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1998 and 1997



17.   INCOME TAX

As of 31st December 1998, the Company has accumulated net earnings of approximately $155,480. The Company is preparing its federal income tax returns for filing from 1990 through 1998. The Company's income tax returns which are not closed for examination by statutes have not been examined by the taxing authorities. No provision for corporate income taxes payable are reflected in these statements.



18.   NET PROFIT PER SHARE

Net profit (loss) per share is based on weighted average number of shares outstanding of 17,803,287 for 1998 and 15,479,319 for 1997.



19.   GROSS PROFIT FROM OPERATIONS

                                                 1998               1997

      From revenue-lot sales                 $2,233,750           $554,326

      Direct expenses                            (1,114)          (250,000)
                                             ----------           --------
                                             $2,232,636           $304,326
                                             ==========           ========


20.   OTHER INCOME
                                                 1998              1997

      Sale of logs                             $408,099           $133,717
      Other                                       8,839             16,175
      Direct expenses                          (208,927)           (57,378)
                                               --------           --------
                                               $208,011            $92,514
                                               ========           ========


















page 20
Report of the Auditor on Supplementary Information


REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES


Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of Wall Street Financial Corporation and subsidiaries as of and for the years ended 31st December 1998 and 1997, which is in the preceding section of this report. The supplementary information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Mark C. Hulse
Chartered Accountant
12th May 2000



Belize City
Belize, C.A.









Member Firm of
SUMMIT INTERNATIONAL ASSOCIATES INC. (New York)

























Wall Street Financial Corporation and Subsidiaries
OPERATING EXPENSES
Years Ended 31st December 1998 and 1997

                                             1998               1997
                                             ----               ----

Administrative Fee                       $1,306,418               ---
Salaries, wages and compensation            249,715            128,206
Auto                                          4,110                950
Employee benefits                               (20)             1,980
Employee parking                              4,149              1,139
Rent                                         10,219              5,475
Utilities                                    15,350              7,003
Bank charges                                    632                307
Delivery and postage                          3,477                706
Insurance                                     1,117              1,255
Licenses and fees                             2,441                753
Office expenses                               2,333              1,613
Office supplies                               1,015              1,917
Printing                                     18,621              1,823
Repairs and maintenance                       5,903                741
Donation                                         17                ---
Supplies - other                              1,611                146
Accounting                                   19,000              2,250
Legal                                       239,164              7,337
Outside services                             16,123             16,880
Other professional services                 117,780            116,559
Meals and entertainment                      10,101              3,583
Travel and transportation                    31,744             11,342
Advertising and promotion                    11,850              1,383
Public relations                              6,940                162
Dues, subscriptions and memberships           1,247                 44
Other operating expenses                      7,000                 75
Bad debts                                     1,313                ---
Taxes-other                                     109                151
Recruiting costs                                ---              1,250
Shareholders/investor expenses               13,906              4,511
Loss on currency exchange                       680                 63
Payroll taxes                                 1,336              1,992
Trash/refuse                                    ---                 37
Books and other research materials               20                 51
Online services                                  31                (20)
Equipment rental                                115                ---
Investor relations                           56,731                ---
Plant supplies                                1,047                ---
SC club expense                               1,293                ---
Contract labor                                   84                ---
                                         ----------           --------
                                         $2,164,722           $321,664
                                         ==========           ========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

          None


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


A. Identification of Directors and Executive Officers. The current directors and executive officers of the Registrant who will serve until the next annualmeeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:


Gerhart W. Walch: 51, Mr. Walch has been the Chairman of the Board, President and Chief Executive Officer of WSF and all its subsidiaries from 10/94 - Present; Mr. Walch is a Co-Founder of WSF and has served as a director or as an officer since its inception in 1987. He is the Chairman of the Board and President of Compradore Limited, WSF's affiliated land holding company. Mr. Walch served as Chief Financial Officer, Chief Executive Officer and/or Managing Director or Director in private or public companies since 1974.


Richard G. MacMillan, Esq.: 58, Mr. MacMillan has been the Secretary of Wall Street Financial Corporation and all its subsidiaries 1986-Present. Mr. MacMillan is an attorney in private practice in Honolulu, Hawaii. He has been a lecturer in the areas of real estate, securities and tax and also served as a District Court Judge.


Gail Kitaji, Ph.D.: 53, Dr. Kitaji is Principal Financial Officer and Treasurer of the Company, 5/95 - Present. Dr. Kitaji has been Operations Planning Manager (Financial) for the Lanai Company 9/91 - 9/93; VP-Finance and Controller of Alaska General Alarm, Inc., 1987 - 1989.


Michael Singh: 33, Mr. Singh is a member of the Board of Directors of WSF. He is the President and Chief Operating Officer of Belize Transportation Agencies Limited ("BTAL"), FEDEX agent for Belize, and its subsidiary Mayan Freight Lines, Inc. since December 1995-Present. Between 1989 - 1995, Mr. Singh has held numerous positions with Tropical Shipping Company, Ltd., and
was the Country Manager, Belize.   Until recently he was the Chairman of the
Board of the Air Traffic Licensing Authority of Belize.


Gordon E. Rapozo: 64, Mr. Rapozo is a member of the Board of Directors and Chairman of the Audit Committee of WSF 4/96 - Present. He is a co-founder of WSF and has been the Treasurer, Chief Financial Officer of WSF between 1987 - 2/94. Mr. Rapozo is a Public Accountant in private practice. He previously served as Senior Loan Officer and Treasurer of GECC Financial / GE Capital Hawaii, a General Electric Company.

Ambassador Nigel Miguel: 37, Amb. Miguel is a member of the Board of Directors. He is President of R&M Charitables and the Belize Forever Foundation. Mr. Miguel is actively involved in economic, cultural and sports development programs in Belize and was appointed Goodwill Ambassador in 1996 by the Country of Belize.


George S. Berean: 53, Mr. Berean is a member of the Board of Directors. He is a Senior Vice President of Wimberly Allison Tong & Goo, Architects, Planners and Consultants. He is actively involved in the design and management of new projects including hotels, resorts, condominiums, marinas, golf clubhouses, retail, renovation and mixed use projects. Mr. Berean is a licensed architect in California, Hawaii with NCARB Certifications. He has won numerous international, national and regional awards and is a member of the International Hotel Association and the American Institute of Architects.

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

                             SUMMARY COMPENSATION TABLE

                                                     Long Term Compensation
                                             -------------------------------
                       Annual Compensation           Awards         Payout
                       --------------------  --------------------  ---------
  (a)            (b)     (c)    (d)    (e)        (f)      (g)      (h)        (i)
                                     Other
Name                                 Annual   Restricted
and                                  Compen-  Stock                LTIP      All Other
Principal              Salary  Bonus sation   Award(s)   Options/  Payouts   Compensa-
Position         Year    ($)    ($)    ($)      ($)      SARs (#)    ($)     tion ($)
---------------------------------------------------------------------------------------
Gerhart Walch    1998     0     0     0       $112,500 <F2>   0        0         0
 President,CEO   1997     0     0     0       $15,625  <F1>   0        0         0
 Chairman        1996     0     0     0       0               0        0         0

<F1>
(1) In 1996, the Company awarded Mr. Walch 50,000 shares of common stock in recognition of services as a Director. On the day of the grant, the closing market price was $.25. Therefore, for purposes of the Summary Compensation Table the dollar value of such restricted stock award was $15,625. The shares were issued in 1997.

<F2>
(2) In 1998, the Company awarded Mr. Walch 500,000 shares at $0.20 per share in recognition for services performed in prior years, and 50,000 shares at $.25 per share for services rendered as an officer and director. Therefore, for the purposes of the Summary Compensation Table the dollar value of such restricted stock award was $112,500. The shares were issued in 1998.

No options, stock appreciation rights or long-terms incentive plan awards were issued or granted to the Company's management during the fiscal years ending December 31, 1998 and 1997. As of December 31, 1998, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.


Compensation of Non-Employee Officers & Directors

The Company's non-employee directors are compensated $500 per board meeting attended in addition to 50,000 shares of common stock of the Registrant. The Company's non-employee officers receive consulting fees and 50,000 shares of the common stock of the Registrant. The shares will be issued immediately in the Director's or Officer's name, but will be held by the Secretary of the
Corporation until vesting is in full.   The rate of vesting of these shares
will occur at the rate of 8% per month, on the last day of each month, beginning January 1, 1998, with the residual shares being vested at December 31, 1998, unless an acceleration of vesting occurs. The Company will reimburse for reasonable and approved expenses.


Employment Agreements

Effective January 1, 1999, a new employment agreement was entered into with Gerhart W. Walch for a minimum 3 (three) year term and provides for a base salary of $12,000 per month, and 200,000 shares of common stock and a performance based incentive bonus compensation package, consisting of cash and stock bonuses, relating to the three year business plan, subject to the recommendation of the Compensation Committee of the Board of Directors. This compensation was deferred by Gerhart W. Walch.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 31, 1998, by: (1) each officer and director of the Company;

(ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

                                         Number of
                                          Shares
        Name                             Owned (1)             Percent


    Gerhart Walch (1)(2)                  4,935,729             24.8%
    4057 Black Point Road
    Honolulu, HI 96816

    Gordon E. Rapozo (1)                    489,258              2.5%
    187 Nawiliwili Street
    Honolulu, HI 96825

    Dr. Gail Kitaji, Ph. D. (1,3)           313,000              1.5%
    1325 Wilder Avenue, 21 Makai
    Honolulu, HI 96822

    Richard MacMillan, Esq. (1)             296,750              1.5%
    7016 Kamilo Street
    Honolulu, HI 96820

    Michael Singh (1)                       130,000               .7%
    South Street
    Belize City, Belize, C.A.

    Nigel Miguel (1)                         25,000               .1%
    12531 Chanute Street
    Pacoima, CA 91331

    All Officers and Directors            6,164,737             31.0%
    as a Group (7 persons)

    Total Shares Issued and              19,920,778            100.0%
    Outstanding

(1)  These individuals are the officers and/or directors of the Company.

(2)  Mr. Walch is the CEO and director of the Company.


iii. each person known by the Company to beneficially own 5 percent or more
of the outstanding shares of the Company's common stock.    None.


(b) Security Ownership of Management.  See Item 12(a) above.

(c) Changes in Control. No changes in control of the Registrant are contemplated.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY
TRANSACTIONS

In 1998, the Company issued a total of_325,000 shares to officers, directors, employees and others in lieu of, or in addition to, cash compensation. These shares were issued to the following:
                                           Number               Year
         Name                            of Shares             Issued

Roy S. Adaniya                            50,000                1998
Antoine Y. Gedeon                         50,000                1998
Richard G. MacMillan, Esq.                25,000                1998
Gordon Rapozo                             50,000                1998
Michael Singh                             50,000                1998
Gerhart W. Walch RL Trust                100,000                1998



Parents of Company

The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see
Item 12.


ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.   No Exhibits are filed with this Report.

(b)  Reports on Form 8-K

     July 9, 1998    Other Events


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WALL STREET FINANCIAL CORPORATION


By /s/ Gerhart W. Walch                                     May 19, 2000
    Gerhart W. Walch
    Chairman, President and
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                           Date

/s/ Gerhart W. Walch          President/CEO                 May 19, 2000
                              and Director
                              Principal Executive Officer

/s/ George S. Berean          Director                      May 19, 2000

/s/ Nigel Miguel              Director                      May 19, 2000

/s/ Gordon E. Rapozo          Director                      May 19, 2000
                              Chairman Audit Committee
                              and Chairman Compensation
                              Committee

/s/ Michael Singh             Director                      May 19, 2000


























[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                     YEAR
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               DEC-31-1998
[CASH]                            4792
[SECURITIES]                         0
[RECEIVABLES]                   411444
[ALLOWANCES]                         0
[INVENTORY]                      59139
[CURRENT-ASSETS]                485375
[PP&E]                         1951000
[DEPRECIATION]                 (126442)
[TOTAL-ASSETS]               138862944
[CURRENT-LIABILITIES]          2764472
[BONDS]                              0
[COMMON]                        199207
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY] 138862944
[SALES]                              0
[TOTAL-REVENUES]               2536699
[CGS]                                0
[TOTAL-COSTS]                  2611547
[OTHER-EXPENSES]                     0
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]              325332
[INCOME-PRETAX]                 (74848)
[INCOME-TAX]                         0
[INCOME-CONTINUING]             (74848)
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                    (74848)
[EPS-BASIC]                   (.0038)
[EPS-DILUTED]                   (.0038)

