Form 10QSB
period 1999-03-31
WSF CORP
filed 2000-07-03
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
     THE EXCHANGE ACT

           For the transition period from ___________  to  ___________.

                           Commission File No. 0-17117

                   WSF CORPORATION (d.b.a. Wall Street Financial)
        (Exact name of Small Business Issuer as specified in its Charter)

Incorporated under the laws of
     the State of Delaware                             99-0240826
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

                       745 Fort Street Mall, Suite 700
                             Honolulu, HI 96813
                  (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                     Outstanding at March 31,1999

    $.01 par value                                       21,040,175

Transitional Small Business Disclosure Format (Check one) Yes     No  X



















                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                              WSF CORPORATION

                    For the Quarter ended March 31, 1999

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - March 31, 1999 and
                     December 31, 1998                              .....3

                  Statement of Operations - Three months
                     ended March 31, 1999 and 1998                  .....5

                  Statements of Cash Flows - Three months
                     ended March 31, 1999 and 1998                  .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....13

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....14

Item 5.        Other Information                                    ....14

Item 6.(a)     Exhibits                                             ....14

Item 6.(b)     Reports on Form 8-K                                  ....14























                               WSF CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,       December 31,
                                                   1999              1998
                                       note     (unaudited)       (audited)
        Assets

Current Assets
 Cash                                             $  ---               $4,792
 Accounts receivable-trade                         24,687              38,062
 Accounts receivable-related parties              310,755             290,946
 Prepayment                                         8,860              10,000
 Interest receivable                              102,840              82,436
 Inventory                                         59,139              59,139
                                             ------------        ------------
       Total current assets                       506,281             485,375
                                             ------------        ------------
Advances Receivable-
 Officers                                           2,224               9,813
 Other                                             23,503              22,340
                                             ------------        ------------
                                                   25,727              32,153
                                             ------------        ------------

Note receivable                                   100,000             100,000

Property, plant and equipment
 Land                                           1,042,960           1,042,960
 Buildings                                        313,123             313,123
 Furniture, fixtures and equipment                578,317             578,317
 Vehicle                                           16,600              16,600
                                             ------------        ------------
                                                1,951,100           1,951,000
 Less:  accumulated depreciation                 (156,090)           (126,442)
                                             ------------        ------------
Property plant and equipment-net                1,794,910           1,824,558
                                             ------------        ------------


Deferred Expenditure                              485,213             475,213

Deposits                                            1,128                ---

Forest Resource                               134,500,000         134,500,000

Organization cost                                 226,990             226,989
 Less: accumulated depreciation                    (5,528)             (4,913)
                                             ------------        ------------
                                                  221,462             222,076

Sinking funds                           1       1,210,938           1,210,938

Investment                                          7,052              12,631
                                             ------------        ------------
                                             $138,852,711        $138,862,944
                                             ============        ============






 The notes on page 7 form an integral part of these financial statements

                                      -3-
                               WSF CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1999           1998
                                       note       (unaudited)     (audited)


 Liabilities and Shareholders' Equity


Current Liabilities
 Short-term debt                                                     $41,037
 Convertible promissory notes payable             $1,486,808       1,411,808
 Accounts payable-trade                              440,359         625,973
 Accounts payable-officers/directors     2            79,782          17,985
 Accounts payable-other                               79,593         174,593
 Payroll taxes payable                                 1,133           5,434
                                                ------------    ------------
                                                   2,087,675       2,276,830
                                                ------------    ------------
Accrued liabilities
 Interest payable-officers                            50,397         134,560
 Interest payable-others                             435,335         323,296
 Net payroll payable                                    ---            9,786
                                                ------------    ------------
                                                     485,732         467,642
                                                ------------    ------------
Other current liabilities
 Litigation settlement                                20,000          20,000
                                                ------------    ------------
     Total current liabilities                     2,593,407       2,764,472

Note Payable-St. Paul's                              450,000         450,000
Notes Payable-officers/directors                     852,458         814,286
Reserve                                              660,292         660,292
Notes Payable-others                     3        10,300,978       9,963,825
                                                ------------    ------------
     Total liabilities                            14,851,135      14,652,875

Deferred Revenue                                  64,825,000      65,125,000

Long-term debts                          4         1,275,000       1,275,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
  shares of $.01 par value; issued
  and outstanding 21,040,175 shares
  at 03/31/99 and 24,223,575 at 1998                 210,401         199,207
 Common stock-subscribed, 13,879,575
  shares of $.01 par value at 03/31/99
  and 303,575 at 1998                                138,795         147,218
 Additional paid-in capital                       18,419,567      18,058,388
 Additional paid in capital-subscribed            38,970,356      39,249,776
 Retained earnings                                   156,457         155,480
                                                ------------    ------------
                                                  57,895,576      57,810,069
                                                ------------    ------------
                                                $138,852,711    $138,862,944
                                                ============    ============




  The notes on page 7 form an integral part of these financial statements.

                                      -4-
                               WSF CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      for Three Months Ending March 31,


                                                 1999                1998
                                              (unaudited)         (unaudited)


Revenue
 (Loss)/gain on investment                       ($5,579)               $931
 Operations-gross profit                         300,410             516,699
 Interest income                                  20,404              11,318
 Other income                                     14,811                  81
                                                --------           ---------
                                                 330,049             529,030
                                                --------           ---------

Expenses
 Operating expenses                              172,727             319,155
 Interest expense                                126,083              82,053
 Depreciation/amortization                        30,262               3,892
                                                --------           ---------
                                                 329,072             405,099
                                                --------           ---------

(Loss)/Income from operations                       $977            $123,931
                                                ========           =========

Net income/per share from operation              $0.0000               $0.01
                                                ========           =========

































The notes on page 7 form an integral part of these financial statements.

                                      -5-
                               WSF CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Three Months Ended March 31,


                                                     1999            1998
                                                  (unaudited)     (unaudited)

Cash flows from operating activities:
 Net income from operations                             $977        $123,931
Items not affecting working capital
 depreciation                                         30,262          29,077
Changes in assets and liabilities:
 increase in accounts payable-officers/directors      61,797       1,039,366
 decrease in interest payable-officers/directors     (84,163)        (64,838)
 increase in interest payable-others                 112,039          68,184
 increase in inventory                                  ---          (83,532)
 decrease in deferred expenditures                    10,000         109,057
 decrease in deferred revenues                      (300,000)       (510,000)
 dec/(inc)in related party receivable                 19,809         (23,842)
 increase in interest receivable-other               (20,404)        (10,709)
 inc/(decr) in other assets & liabilities             60,142         (33,721)
                                                  ----------       ---------
                                                    (109,541)        642,973
                                                  ----------       ---------
Cash flows from investing activities:
 Purchase of equipment                                  ---           (3,397)
 Deposit for acquisition of property                    ---         (159,955)
 Addition to other assets                               ---          (82,293)
                                                  ----------        --------
Net cash used in investing activities                   ---         (245,645)
                                                  ----------        --------
Cash flows from financing activities:
 Proceeds from long-term debt                           ---          425,000
 Proceeds notes payable-officers/directors            38,172         206,019
 inc/(decr)in convertible notes payable               75,000     (21,276,000)
 (Decrease) in reserve                                  ---          (50,420)
 Proceeds used to establish sinking funds               ---         (406,250)
 Proceeds from sale of shares                           ---          100,000
 Issuance of shares to convert debt to equity           ---       21,376,074
 (Decrease) in shares to be issued                    (8,423)       (768,616)
                                                  ----------       ---------
                                                     104,749        (394,193)
                                                  ----------       ---------
Net increase/decrease) in cash                        (4,792)          3,135
Cash at beginning of year                              4,792          60,683
                                                  ----------       ---------
Cash at end of period                                  $---          $63,818
                                                  ==========       =========

Cash paid during the period for:
Interest                                                $0              $0












The notes on pages 7 form an integral part of these financial statements.

                                      -6-
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire year.


The 10-QSB filing condensed financial statements for the three months ending March 31, 1999, consists of the consolidated financial statements of WSF Corporation (the "Company" or "WSF"). It includes its subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwood Limited, Wall Street Internet Corporation, Mile 13 1/2 Limited and its 23.6% interest in Compradore Limited.

All significant inter-company accounts and transactions have been eliminated in consolidation. With the exception of Mayan Resorts Limited and the Trust Corporation, the Company's subsidiaries were inactive.


1.    Sinking funds

The Company has established sinking funds to retire long-term obligations relating to Investor Visa Category investments made with one of the subsidiaries the Company (see note 4).


2.    Accounts payable-officers/directors

Increase from December 31, 1998, represents amounts from convertible notes payable, accrued interest payable, accrued compensation, and conversion of other accounts payable due to officers and directors exercising conversion option for stock.


3.    Notes payable-other

The increase in Notes payable-other to $10,300,978 at March 31, 1999 from $9,963,825 at December 31, 1998, is due primarily to the conversion of accounts payables to notes payable.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

(a)  General Development

The Registrant (also referred to as the "Company" or "WSF") was incorporated under the laws of the State of Delaware in March 1987. Its primary operations are Trust Services and Special Asset Management. Its shares are traded on the


The Trust Company is a wholly owned subsidiary of the Company. It is a full service trust corporation pursuant to the Trust Corporation Act of the Laws of Belize, Central America. Belize is located south of Cancun on the Yucatan Peninsula. It is the only English speaking Country in Central America and a
Member of the British Commonwealth.   By the establishment of the Trust Company
and with its appointment as sole trustee and asset manager of one of the largest private estates in Belize, the Mayan Plantation, WSF has assumed an active role in the economic development of the Country of Belize. At this time, the Trust Company provides its trust and asset management services only to the Company's operations, however, in the near future, it plans to provide a broad range of trust, asset management and financial services to clients in Belize and worldwide.

(ii)  Compradore Limited, a Hawaii Corporation (the Land Owner)

The Company owns twenty-three and 62/100 percent (23.62%) of the common stock of Compradore Limited, a Hawaii corporation. Compradore Limited is the registered owner of a real estate property and holds the Transfer Certificate of Title
(TCT), dated December 19, 1973, registered in the Land Titles Register Volume 8,
Folio 300 at the Belize General Registry.   The TCT encompasses 38,677-acres of
land (referred to as the Mayan - Salt Creek Estate or the Plantation). Due to subsequent transfers the property was reduced to 31,423.45-acres in 1989. The property is strategically located along the Caribbean coastline in the Belize City District, north of the Belize International Airport, thereby possessing prime property for residential, commercial and resort development. The property is held free and clear of any liens or other obligations; please see below. Among the major attractions on this property is a large number of historical Mayan archaeological sites. The Company has an option to acquire the controlling interest or all of the shares of Compradore Limited at fair market value. In order to remove any possible cloud on its ownership and title, and to enjoy quiet title, prior to beginning the execution of the Plantation Revitalization and the Master Development Plan, the Trust Company as the sole trustee and asset manager of the Plantation has litigated on Compradore's behalf, obtaining a deed of release from the Belize Government for property acquired but not paid, two (2) Superior Court and Appeals Court judgments and is involved in a final litigation as more fully described in Section Part I, Item 3.

(iii) Mayan Plantation Limited a Belize Corporation (Mayan Plantation).

Mayan Plantation (formerly known as Mayan Plantation Hardwoods, Limited), a wholly owned subsidiary of the Trust Company is the manager of the 31,423.45 acres Mayan - Salt Creek Estate or also referred to as Plantation.






                                      -8-
(iv)  Mayan Resorts Limited, a Belize Corporation (referred to as Mayan
Resorts).

Mayan Resorts, a wholly owned subsidiary of the Trust Company, is engaged in the planning and the subsequent execution of the Master Development Plan. The primary objective of Mayan Resorts is to execute the development plan for the construction of a world-class, sustainable destination, health and wellness resort and other recreational, residential and commercial projects in areas designated for development on the Plantation. The Land Use Plan and Master Development Plan strives to utilize the plantation operations as ecological attractions and the many Mayan sites on the property as cultural attractions.

(v)  Mile 13 1/2 Limited, d.b.a. Salt Creek Club, a Belize Corporation,

A subsidiary of the Company. An agreement dated March 19, 1999, between WSF and MMI (Mayan Management International) provides for the sale of 30% of the ownership interested by MMI, LLP. upon the satisfaction of certain investment
conditions including cash and service contributions.   See section Discontinued
Operations.

(vi) Wall Street Internet Corporation, a Hawaii Corporation (referred to as WSI)

WSI is a wholly owned subsidiary of the Company, will serve as the communications and marketing arm for all of the Company's operations. The Company has one Web-site, which at this time is undergoing - major re-construction and updates. http://www.wsf.com. This subsidiary remains a development stage company.


LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at March 31, 1999, were $138,852,711 as compared to $138,862,944 at December 31, 1998. As of March 31, 1999, the Company had a cash balance of $0, compared to December 31, 1998 cash balance of $4,792. On March 31, 1999, current assets of the Company were $506,281 compared to $485,375 at December 31, 1998.

Forest Resource

Forest Resource was $134,500,000 at March 31, 1999, and $134,500,000 at December 31, 1998, and consists of about 14,576 acres dense broad-leaf forest range. The Company is in the process of establishing an ecologically sound Forestry Management and Timber Processing Plan calling for the harvesting and processing of timber from this combined with controlled harvesting from other forestry concessions to be used for export and secondary wood-processing of value-added products.

Land Resource

No value is reflected with regards to the 23.62% Company's ownership in Compradore Ltd. or in the Company's interest as sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate in Belize City District, Belize, Central America. The Company has an option to acquire the controlling interest or all of the shares of Compradore Limited at fair market value


Liabilities

Liabilities for the Company were $14,851,135 at March 31, 1999, compared to $14,562,875 at December 31, 1998. Of these liabilities, $9,963.925 is due to an affiliate at March 31, 1999 and $9,963,925 at December 31, 1998. The liability was substantially reduced during 1998 due to conversion of a portion of the debt to equity.




                                   -9-
Current liabilities

Current liabilities for the Company were $2,593,407 at March 31, 1999, compared to $2,764,472 at December 31, 1998. The reduction in current liabilities is a result of the Company's strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to continue to convert, re-negotiate or pay all or a portion of the current liabilities during 1999 and 2000, however no assurance can be given to that effect.


Deferred Revenue

As the sole trustee and asset manager of the 31,423.45-acre Mayan Salt Creek Estate, WSF Trust Corporation of Belize Limited receives fifty (50%) percent of all revenues from the estate. This contract is similar to limited partnership contracts, in which the general partner (in this case WSF Trust) receives a share of the property's income. The original amount of deferred revenue of $67,250,000 equals 50% of the revenue from the sale of the timber resources and is recognized as revenue at the time the timber is processed and shipped. The Company began harvesting (first quarter of 1997) and processing hardwood into lumber (first quarter of 1998). A reduction in the rate of deferred revenue recognition is reflected as a result of the temporary suspension of timber processing.


Shareholders' Equity

The Company has shareholders' equity in the amount of $57,895,576 at March 31, 1999, compared to $57,810,069 at December 31, 1998.


RESULT OF OPERATIONS

Revenues

The Company had revenues of $330,049 for the three month period ending March 31, 1999, as compared to $529,030 for the comparable quarter in 1998. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans are successfully executed.

Expenses

Expenses decreased to $329,072 for the three months ending March 31, 1999, compared to $405,099 for the comparable quarter in 1998. The decrease in expenses is due to reorganization of operations at the Mayan Plantations and Mayan Resorts.


Net Operating income

There was a net operating income of $977 for the Quarter ended March 31, 1999 compared to a net operating profit of $123,931 for the comparable quarter in 1998.


PLAN OF OPERATIONS

(a) General

To achieve its economic objectives, the Company provides capital to its wholly owned subsidiary, the WSF Trust Corporation of Belize, Ltd. ("the Trust Company"), which in turn makes investment in synergistic companies and/or enters into joint ventures with qualified strategic partners.




                                    -10-
The Company completed its Master - Land Use Plan for the 31,423.45-acre Mayan
Plantation and its Phase I Development Plan.   Subject to the successful
implementation of its funding strategy with its bankers, a leading international banking house, the Company will be awarding contracts to its long-time design, planning & architectural company, to a major international hotel management company and to a subsidiary of a major European Construction company that will engage local subcontractors.

The development and construction efforts will be directed by a Design/Build Team under the leadership of the company's planners and architects, Wimberly Allison Tong & Goo, a major international hotel management firm, and a major U.S. construction firm as the General Contractor, who is responsible for the on-time and on-budget for the Phase I - development projects more fully described herein.


(b) Operations

The Company's activities during the first quarter of 1999 were focused on (i) implementing the Mayan Plantation revitalization plans, (ii) the preparation of the various Phase I development plans, (iii) raising of working capital and development financing and (iv) the generation of revenues from the sale of plantation related products and services.

The Company is in the preliminary planning stages for the following activities and business undertakings. No equity or debt funding has yet been secured for these activities.


(i)  Mayan Plantation.   The Mayan Plantation has a 300+ year history as a
timber farm, cattle ranch and diversified crops plantation. The completed Land Use Plan for the 31,423.45-acre Mayan Plantation sets forth the appropriate land uses. Approximately 37% of the total land base, or approximately 37% of the total land base, or approximately 14,000-acres (5,901 hectares) is densely covered by a hardwood forest containing stands of mahogany, cedar, pine, teak and other tropical hardwoods and a wide variety of plants and abundant wildlife. The first objective of the Company is to implement and maintain a sustainable forestry, plant, wildlife and shoreline management plan for the entire 31,423.45-acre plantation, the five major lagoons and its many miles of Caribbean shoreline.

Mayan Plantation plans to operate a sawmill, and wood processing plant, producing high quality hardwood products for its own development uses as well as for the export market. Mayan Plantation will be capable of producing virtually all of the wood products and millwork for planned residential, commercial and resort development projects. All forest operations will be based on sustained yield management as recommended by the company's forest management consultants. The Company owns these timber resources in perpetuity.

Mayan Plantation's revitalization plan also focuses on the increase in the current cattle and other livestock operations and on planting and harvesting diversified crops, as well as plants and flowers, for landscape architecture and the hospitality industry.


(ii) Mayan Resort Belize & Cultural Center. A 1,000-acre portion of the Estate will be used on the shoreline for the development of the Mayan Resort. The resort can be accessed both by land and by water, and it will offer a wide variety of resort activities and amenities in the context of ecologically sound, sustainable growth. Adjacent to the Mayan Resort, A Mayan Cultural Center and Theme Park, on about 5,000-acres of land with miles of shoreline, will be developed to become one of the major tourist attractions of Belize or even Central America. The main attraction will be the well-known Mayan Temple at Rocky Point. We believe this historical Mayan ruin is thousands of years old and is located admits three picturesque lagoons.



                                    -11-
(iii) Belize Science & Technology Center. An 800-acre portion of the Estate, at its closest point to the North American Highway and the Belize International Airport will be developed into the Belize Science and Technology Center and incubator facility. It will be occupied primary be two types of enterprises, namely software development houses and Internet Service providers. It is designed as an advanced light industrial research and development complex, carefully master planned to embrace the unique environmental wonders of Belize. Large swats of existing jungle are preserved as "Nature (green) Corridors" throughout the complex. Lakes are planned as wetland features to provide habitat for native water birds and other fauna. The corridors also serve to separate industrial lots into "Industry Clusters" to promote synergy between similar disciplines in the field of high technology designs. The Park will be self-intelligent with fiber optic cable connections to super computers and satellite linkages. The master Plan will allow maximum site plan flexibility and expansion to accommodate both small and large tenants. Belize's close proximity to the U.S. and its pro-business attributes, such as aggressive incentive programs including but not limited to tax holidays, will give International companies the necessary incentive and a competitive edge.


(iv) The Belize Institute of Technology (BIT). At its core and as the first anchor tenant, the Science and Technology Center will feature the Belize
Institute of Technology, a joint venture with a major U.S. university.   The
Institute is envisioned as a web-based electronic campus composed of sophisticated research and training facilities oriented to advanced information technology and related services. The Institute will provide a unique framework for teaching and delivering technological advancements and innovations in a tropical - green - environment. By combining a range of the very best research and teaching facilities with the most forward -thinking minds in the industry, the Institute will become a hub for cross training, networking and collaboration. The sharing of facilities at a single location will generate exciting synergy for research and development between related disciplines.

Commercial administrative offices are envisioned for corporations to headquarters their operations near the BIT and it's super computers. Situated behind lush tropical landscape and water features near the entrance of the Institute, the corporate architecture will serve to showcase the purpose of the park as a venue for advance technological innovations.

Self-contained residential neighborhoods are located at the edge of the Park near preservation open space and will include access to hiking trails and equestrian facilities. Dormitory housed and serviced apartments are provided for students and visitors alike. Longer term family housing enclaves will offer quiet respite away from the core facilities of the Science and Technology Park, while remaining in close proximity to public community support uses such as recreation fields, convenience shopping, golf and other resort amenities of the nearby Mayan Resort.


(v) Belize Equestrian Estates. A 2,000-acre portion of the estate will be used on the shoreline for the development of a world-class equestrian community with two hundred (200) 5-acre Equestrian Estates configured around generous open space corridors that are linked by road and horse trail to a modern Equestrian Center. It will consist of a clubhouse with guest suites, equestrian facilities, racetrack with gaming facilities, polo-fields and stables. The Belize Equestrian Center will be a private members club. There are currently 140 Charter membership subscriptions. Among those subscribing are several world renown athletes and entertainers forming a solid foundation for the goal of 2,000 members, locally and internationally.








                                  -12-
(c)  Discontinued Operations.

The 14.42-acre Salt Creek Estate Club property and improvements thereon, owned by Mile 13 1/2 Limited. d.b.a. Salt Creek Club, a 70% owned subsidiary of the Company, were sold and the title to the property was transferred to Datapro International Limited, a Belize Company. Reference is made to Form 8-K dated March 24, 1999.

(d)  Risk Factors

The Company's ability to implement the above-described plan of operations will, to a large extent, be dependent upon management's ability to obtain the necessary funding for the implementation of the Phase I - Development Projects. The Company's success will also depend on raising or generating sufficient working capital for administration and operations, including the implementation of the Plantation's revitalization plan. While the Company is confident in producing the required investment and working capital, there can be no assurance that such capital will become available as required. The Company will continue its efforts to raise sufficient funds through a placement of debt or equity instruments to develop the required infrastructure for projects described above, and for the development of the golf course and the pre-sale of lots, homes and villas.

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


(e)  Inflation

The Company's business and operations have not been and are not expected to be materially affected by inflation.


(f)  Impact of Future Accounting Pronouncement

None


PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings


At March 31, 1999, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:

COMPRADORE vs. Raymond Y. C. Ho, Elizabeth Ho, Bucky Fong, et al.

On July 31, 1997, Compradore Limited, an affiliate of the Company, at the instruction of the Company, (WSF's ownership in Compradore is 23.6% of the issued and outstanding capital stock, and WSF Trust Corporation of Belize Limited is the sole trustee and asset manager of a 31,423.45 acres Compradore Limitedowns), filed a lawsuit against Raymond Y.C. Ho, the former Chairman and



                                   -13-
Chief Executive Officer of the Company, as well as of Compradore Limited, demanding specific performance on a purchase agreement. This case was set for trial on October 4, 1999, but was postponed to 2000 due to a hospitalization of Mr. Ho and trial schedule reasons of the Company's counsel. A new trial date has been set for the first week of July 2000. However, due to a new hospitalization of Mr. Ho and substitution of legal counsel, the trial has been further delayed.

The Company is confident that Compradore Limited will prevail in its efforts and that a settlement or judgment at trial will resolve this case to the satisfaction of the Company. The Company has a claim for significant damages for attorney's fees; punitive damages and payment of all Company's court costs and legal fees.


WSF CORPORATION vs. SANDHILL ENTERPRISES, GRIMME et al. (An American Arbitration Association arbitration case and settlement, which is in process of being re-filed)

An arbitration case filed in October 1998, settled on April 29, 1999, resulted in a reduction of the purchase price of the Asset Purchase Agreement for the 229-acre sawmill property. Pursuant to the Arbitration Settlement, Sandhill was required to place the title certificate with Title Guaranty Escrow Services, Inc. WSF was required to pay $30,000 by June 30, 1999, through escrow and $315,000 by August 15, 1999. On August 13, 1999, two days before closing of Escrow, the Company received an Order of the Supreme Court of Belize, action #387, restraining Sandhill Enterprises from selling and transferring the property to the Company. This order was never revoked. On August 26, 1999, Sandhill Enterprises obtained, from a different judge in Belize, Action No 450, to repossess the property from the Company. The Company plans to re-open and pursue the Arbitration Settlement case in the near future, whereby it will claim damages for breach of Settlement Agreement and punitive damages as well as recovery of legal fees and court costs.

Item 2.  Changes in Securities

None.

Item 3.  Default upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

None.


Item 5.  Other Information

None

Item 6. (a) Exhibits

No Exhibits are filed with this report


(b)  Report on Form 8-K.

     A Form 8-K was filed on March 4, 1999
     A Form 8-K was filed on March 24, 1999
     A Form 8-K was filed on April 17, 2000







                                 -14-


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-QSB, and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.


Dated:      June 25, 2000


                                           WSF CORPORATION

                                           /s/  Gerhart W.  Walch
                                            Chairman, President &
                                            Chief Executive Officer
















































                                     -15-