Form 10QSB
period 1999-06-30
WSF CORP
filed 2000-07-03
CIK 837491

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

Class of Common Stock                     Outstanding at June 30,1999

    $.01 par value                                       21,040,175

Transitional Small Business Disclosure Format (Check one) Yes     No  X



















                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                              WSF CORPORATION

                    For the Quarter ended June 30, 1999

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - June 30, 1999 and
                     December 31, 1998                              .....3

                  Statement of Operations - Six months
                     ended June 30, 1999 and 1998                   .....5

                  Statements of Cash Flows - Six months
                     ended June 30, 1999 and 1998                   .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....13

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....14

Item 5.        Other Information                                    ....14

Item 6.(a)     Exhibits                                             ....14

Item 6.(b)     Reports on Form 8-K                                  ....14























                               WSF CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 June 30,       December 31,
                                                   1999              1998
                                       note     (unaudited)       (audited)
        Assets

Current Assets
 Cash                                             $  ---               $4,792
 Accounts receivable-trade                         24,687              38,062
 Accounts receivable-related parties              340,960             290,946
 Prepayment                                         8,860              10,000
 Interest receivable                              123,566              82,436
 Inventory                                         59,139              59,139
                                             ------------        ------------
       Total current assets                       557,212             485,375
                                             ------------        ------------
Advances Receivable-
 Officers                                           2,224               9,813
 Other                                             23,503              22,340
                                             ------------        ------------
                                                   25,727              32,153
                                             ------------        ------------

Note receivable                                   100,000             100,000

Property, plant and equipment
 Land                                           1,042,960           1,042,960
 Buildings                                        313,123             313,123
 Furniture, fixtures and equipment                578,317             578,317
 Vehicle                                           16,600              16,600
                                             ------------        ------------
                                                1,951,100           1,951,000
 Less:  accumulated depreciation                 (185,737)           (126,442)
                                             ------------        ------------
Property plant and equipment-net                1,765,263           1,824,558
                                             ------------        ------------


Deferred Expenditure                              485,213             475,213

Deposits                                            1,128                ---

Forest Resource                               134,500,000         134,500,000

Organization cost                                 226,990             226,989
 Less: accumulated depreciation                    (6,142)             (4,913)
                                             ------------        ------------
                                                  220,848             222,076

Sinking funds                           1       1,210,938           1,210,938

Investment                                            (83)             12,631
                                             ------------        ------------
                                             $138,866,246        $138,862,944
                                             ============        ============






 The notes on page 7 form an integral part of these financial statements

                                      -3-
                               WSF CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
                                                     1999           1998
                                       note       (unaudited)     (audited)


 Liabilities and Shareholders' Equity


Current Liabilities
 Short-term debt                                                     $41,037
 Convertible promissory notes payable             $1,484,808       1,411,808
 Accounts payable-trade                              555,385         625,973
 Accounts payable-officers/directors     2           102,666          17,985
 Accounts payable-other                               79,593         174,593
 Payroll taxes payable                                 1,133           5,434
                                                ------------    ------------
                                                   2,223,585       2,276,830
                                                ------------    ------------
Accrued liabilities
 Interest payable-officers                            74,298         134,560
 Interest payable-others                             513,142         323,296
 Net payroll payable                                    ---            9,786
                                                ------------    ------------
                                                     587,440         467,642
                                                ------------    ------------
Other current liabilities
 Litigation settlement                                20,000          20,000
                                                ------------    ------------
     Total current liabilities                     2,831,025       2,764,472

Note Payable-St. Paul's                              450,000         450,000
Notes Payable-officers/directors                     862,041         814,286
Reserve                                              660,292         660,292
Notes Payable-others                     3        10,300,978       9,963,825
                                                ------------    ------------
     Total liabilities                            15,104,336      14,652,875

Deferred Revenue                                  64,525,000      65,125,000

Long-term debts                          4         1,275,000       1,275,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
  shares of $.01 par value; issued
  and outstanding 21,040,175 shares
  at 06/30/99 and 24,223,575 at 1998                 210,401         199,207
 Common stock-subscribed, 13,879,575
  shares of $.01 par value at 06/30/99
  and 303,575 at 1998                                138,795         147,218
 Additional paid-in capital                       18,419,567      18,058,388
 Additional paid in capital-subscribed            38,970,356      39,249,776
 Retained earnings                                   222,791         155,480
                                                ------------    ------------
                                                  57,961,910      57,810,069
                                                ------------    ------------
                                                $138,866,246    $138,862,944
                                                ============    ============




  The notes on page 7 form an integral part of these financial statements.

                                      -4-


                                         WSF CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                                                 for Quarter ended      for the six months ended
                                                     June 30,                    June 30,
                                                1999         1998          1999           1998

Revenue
 Investment (loss)/gain                         (7,134)      12,302        (12,713)       13,233
 Operating-gross profit                        300,000      803,377        600,410     1,320,077
 Interest income                                20,726       12,831         41,130        24,149
 Other                                                        3,830         14,811         3,911
                                              --------    ---------      ---------     ---------
                                               313,592      832,340        643,638     1,361,370
                                              --------    ---------      ---------     ---------

Expenses
 Operating expenses                            115,259      556,333        287,983       875,487
 Interest expense                              101,737      100,778        227,820       182,831
 Depreciation                                   30,262        3,891         60,524         7,783
 Other expenses
                                              --------    ---------      ---------     ---------
                                               247,258      661,022        576,329     1,066,101
                                              --------    ---------      ---------     ---------

Income/(loss) from operations                  $66,334     $171,338        $67,311      $295,269
                                              ========    =========       ========     =========


Net income/(loss) per share from operations    $0.0019       $0.007        $0.0019        $0.012
                                              ========    =========       ========      ========









































The notes on page 7 form an integral part of these financial statements.

                                      -5-
                               WSF CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           Six Months Ended June 30,


                                                     1999            1998
                                                  (unaudited)     (unaudited)

Cash flows from operating activities:
 Net income/(loss) from operations                   $67,311        $295,269
Items not affecting working capital
 Depreciation                                         60,524           7,783
Changes in assets and liabilities:
 Increase in accounts payable-officers/directors      84,681       1,049,139
 Decrease in interest payable-officers/directors     (60,262)        (44,800)
 Increase in interest payable-others                 189,846         117,087
 Increase in inventory                                  ---          (50,738)
 Decrease in deferred expenditures                    10,000         466,647
 Decrease in deferred revenues                      (600,000)     (1,275,000)
 Increase in interest receivable-other               (41,130)        (30,209)
 Increase in related party receivables               (50,014)
 (Dec)/inc in other assets & liabilities              42,413         111,010
                                                  ----------       ---------
                                                    (381,457)        646,188
                                                  ----------       ---------
Cash flows from investing activities:
 Purchase of furniture, fixtures, equipment             ---          (24,800)
 Purchae of land and buildings                          ---         (813,710)
 Advances to affiliates/related parties                 ---          (68,936)
 Addition to other assets                               ---          (61,001)
 Decrease in deposits for acquisitions                               198,477
                                                  ----------        --------
Net cash used in investing activities                   ---         (769,970)
                                                  ----------        --------
Cash flows from financing activities:
 Proceeds from long-term debt                           ---          425,000
 Proceeds notes payable-officers/directors            47,755         250,133
 Inc/(dec)in convertible notes payable               337,153     (20,826,000)
 (Decrease) in reserve                                  ---          (73,778)
 Proceeds used to establish sinking funds               ---         (406,250)
 Proceeds from sale of shares                           ---          100,000
 Issuance of shares to convert debt to equity           ---       21,376,074
 (Decrease) in shares to be issued                    (8,423)       (755,420)
                                                  ----------       ---------
                                                     376,485          89,759
                                                  ----------       ---------
Net increase/decrease) in cash                        (4,972)        (34,023)
Cash at beginning of year                              4,972          60,683
                                                  ----------       ---------
Cash at end of period                                  $---          $26,660
                                                  ==========       =========

Cash paid during the period for:
Interest                                                $0              $0










The notes on pages 7 form an integral part of these financial statements.

                                      -6-

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire year.


The 10-QSB filing condensed financial statements for the six months ending June 30, 1999, consists of the consolidated financial statements of WSF Corporation (the "Company" or "WSF"). It includes its subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwood Limited, Wall Street Internet Corporation, Mile 13 1/2 Limited and its 23.6% interest in Compradore Limited.

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


3.    Notes payable-other

The increase in Notes payable-other to $10,300,978 at June 30, 1999 from $9,963,825 at December 31, 1998, is due primarily to the conversion of accounts payables to notes payable.


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


(i)  WSF Trust Corporation of Belize Limited, (hereinafter the Trust Company).

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


LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at June 30, 1999, were $138,866,246 as compared to $138,862,944 at December 31, 1998. As of June 30, 1999, the Company had a cash balance of $0, compared to December 31, 1998 cash balance of $4,792. On June 30, 1999, current assets of the Company were $557,212 compared to $485,375 at December 31, 1998.

Forest Resource

Forest Resource was $134,500,000 at June 30, 1999, and $134,500,000 at December 31, 1998, and consists of about 14,576 acres dense broad-leaf forest range. The Company is in the process of establishing an ecologically sound Forestry Management and Timber Processing Plan calling for the harvesting and processing of timber from this combined with controlled harvesting from other forestry concessions to be used for export and secondary wood-processing of value-added products.

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

Liabilities for the Company were $15,104,336 at June 30, 1999, compared to $14,562,875 at December 31, 1998. Of these liabilities, $9,963.925 is due to an affiliate at June 30, 1999 and $9,963,925 at December 31, 1998. The liability was substantially reduced during 1998 due to conversion of a portion of the debt to equity.




                                   -9-
Current liabilities

Current liabilities for the Company were $2,831,025 at June 30, 1999, compared to $2,764,472 at December 31, 1998. The reduction in current liabilities is a result of the Company's strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to continue to convert, re-negotiate or pay all or a portion of the current liabilities during 1999 and 2000, however no assurance can be given to that effect.


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


Shareholders' Equity

The Company has shareholders' equity in the amount of $57,961,910 at June 30, 1999, compared to $57,810,069 at December 31, 1998.


RESULT OF OPERATIONS

Revenues

The Company had revenues of $313,592 for the three month period ending June 30, 1999, as compared to $832,340 for the comparable quarter in 1998. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans are successfully executed.

Expenses

Expenses decreased to $247,258 for the three months ending June 30, 1999, compared to $661,022 for the comparable quarter in 1998. The decrease in expenses is due to reorganization of operations at the Mayan Plantations and Mayan Resorts.


Net Operating Income

There was a net operating profit of $66,334 for the Quarter ended June 30, 1999 compared to $171,338 for the comparable quarter in 1998.



PLAN OF OPERATIONS

(a) General

To achieve its economic objectives, the Company provides capital to its wholly owned subsidiary, the WSF Trust Corporation of Belize, Ltd. ("the Trust Company). which in turn makes investment in synergistic companies and/or enters into joint ventures with qualified strategic partners.




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


(b) Operations

The Company's activities during 1999 were focused on (i) implementing the Mayan Plantation revitalization plans, (ii) the preparation of the various Phase I development plans, (iii) raising of working capital and development financing and (iv) the generation of revenues from the sale of plantation related products and services.

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


(f)  Impact of Future Accounting Pronouncement

None


PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings


At June 30, 1999, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:

COMPRADORE vs. Raymond Y. C. Ho, Elizabeth Ho, Bucky Fong, et al.

On July 31, 1997, Compradore Limited, an affiliate of the Company, at the instruction of the Company, (WSF's ownership in Compradore is 23.6% of the issued and outstanding capital stock, and WSF Trust Corporation of Belize Limited is the sole trustee and asset manager of a 31,423.45 acres Compradore





                                   -13-
Limited owns), filed a lawsuit against Raymond Y.C. Ho, the former Chairman and Chief Executive Officer of the Company, as well as of Compradore Limited, demanding specific performance on a purchase agreement. This case was set for trial on October 4, 1999, but was postponed to 2000 due to a hospitalization of Mr. Ho and trial schedule reasons of the Company's counsel. A new trial date has been set for the first week of July 2000. However, due to a new hospitalization of Mr. Ho and substitution of legal counsel, the trial has been further delayed.

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


Dated:      July 3, 2000


                                           WSF CORPORATION

                                           /s/  Gerhart W.  Walch
                                            Chairman, President &
                                            Chief Executive Officer