Form 10QSB
period 1999-09-30
WSF CORP
filed 2000-07-05
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

Class of Common Stock                     Outstanding at September 30,1999

    $.01 par value                                       21,040,175

Transitional Small Business Disclosure Format (Check one) Yes     No  X



















                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                              WSF CORPORATION

                    For the Quarter ended September 30, 1999

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - September 30, 1999 and
                     December 31, 1998                              .....3

                  Statement of Operations - Nine months
                     ended September 30, 1999 and 1998              .....5

                  Statements of Cash Flows - Nine months
                     ended September 30, 1999 and 1998              .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....13

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....14

Item 5.        Other Information                                    ....14

Item 6.(a)     Exhibits                                             ....14

Item 6.(b)     Reports on Form 8-K                                  ....14
























                               WSF CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,       December 31,
                                                   1999              1998
                                       note     (unaudited)       (audited)
        Assets

Current Assets
 Cash                                             $  ---               $4,792
 Accounts receivable-trade                         24,687              38,062
 Accounts receivable-related parties              358,942             290,946
 Prepayment                                         8,860              10,000
 Interest receivable                              144,619              82,436
 Inventory                                         59,139              59,139
                                             ------------        ------------
       Total current assets                       596,247             485,375
                                             ------------        ------------
Advances Receivable-
 Officers                                           2,224               9,813
 Other                                             23,503              22,340
                                             ------------        ------------
                                                   25,727              32,153
                                             ------------        ------------

Note receivable                                   100,000             100,000

Property, plant and equipment
 Land                                           1,042,960           1,042,960
 Buildings                                        313,123             313,123
 Furniture, fixtures and equipment                578,317             578,317
 Vehicle                                           16,600              16,600
                                             ------------        ------------
                                                1,951,000           1,951,000
 Less:  accumulated depreciation                 (215,385)           (126,442)
                                             ------------        ------------
Property plant and equipment-net                1,735,615           1,824,558
                                             ------------        ------------


Deferred Expenditure                              485,213             475,213

Deposits                                              150                ---

Forest Resource                               134,500,000         134,500,000

Organization cost                                 226,990             226,989
 Less: accumulated depreciation                    (6,756)             (4,913)
                                             ------------        ------------
                                                  220,234             222,076

Sinking funds                           1       1,210,938           1,210,938

Investment                                          7,052              12,631
                                             ------------        ------------
                                             $138,881,176        $138,862,944
                                             ============        ============






 The notes on page 7 form an integral part of these financial statements

                                      -3-
                               WSF CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                     1999           1998
                                       note       (unaudited)     (audited)


 Liabilities and Shareholders' Equity


Current Liabilities
 Short-term debt                                                     $41,037
 Convertible promissory notes payable             $1,484,808       1,411,808
 Accounts payable-trade                              595,471         625,973
 Accounts payable-officers/directors     2           138,650          17,985
 Accounts payable-other                               79,593         174,593
 Payroll taxes payable                                 1,133           5,434
                                                ------------    ------------
                                                   2,299,655       2,276,830
                                                ------------    ------------
Accrued liabilities
 Interest payable-officers                            99,513         134,560
 Interest payable-others                             591,603         323,296
 Net payroll payable                                    ---            9,786
                                                ------------    ------------
                                                     691,116         467,642
                                                ------------    ------------
Other current liabilities
 Litigation settlement                                20,000          20,000
                                                ------------    ------------
     Total current liabilities                     3,010,771       2,764,472

Note Payable-St. Paul's                              450,000         450,000
Notes Payable-officers/directors                     879,229         814,286
Reserve                                              660,292         660,292
Notes Payable-others                     3        10,300,978       9,963,825
                                                ------------    ------------
     Total liabilities                            15,301,270      14,652,875

Deferred Revenue                                  64,225,000      65,125,000

Long-term debts                          4         1,275,000       1,275,000

Shareholders' Equity
 Common stock-authorized, 25,000,000
  shares of $.01 par value; issued
  and outstanding 21,040,175 shares
  at 09/30/99 and 24,223,575 at 1998                 210,401         199,207
 Common stock-subscribed, 13,879,575
  shares of $.01 par value at 09/30/99
  and 303,575 at 1998                                138,795         147,218
 Additional paid-in capital                       18,419,567      18,058,388
 Additional paid in capital-subscribed            38,970,356      39,249,776
 Retained earnings                                   340,787         155,480
                                                ------------    ------------
                                                  58,079,906      57,810,069
                                                ------------    ------------
                                                $138,881,176    $138,862,944
                                                ============    ============




  The notes on page 7 form an integral part of these financial statements.

                                      -4-



                                         WSF CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                                                 for Quarter ended      for the nine months ended
                                                    September 30,              September 30,
                                                1999         1998          1999           1998

Revenue
 Investment (loss)/gain                          7,134        6,780         (5,579)       20,013
 Operating-gross profit                        303,800      730,686        904,210     2,050,763
 Interest income                                21,053       13,030         62,183        37,179
 Other                                                         ---          14,811         3,911
                                              --------    ---------      ---------     ---------
                                               331,987      750,496        975,625     2,111,866
                                              --------    ---------      ---------     ---------

Expenses
 Operating expenses                             64,786      782,295        365,181     1,657,782
 Interest expense                              103,677       95,358        331,497       278,189
 Depreciation                                   30,262        3,892         90,786        11,675
 Other expenses                                  1,535                       1,535
                                              --------    ---------      ---------     ---------
                                               200,260      881,546        788,999     1,947,646
                                              --------    ---------      ---------     ---------

Income/(loss) from operations                 $131,727    ($131,049)      $186,626      $164,220
                                              ========    =========       ========     =========


Net income/(loss) per share from operations     $0.004      ($0.004)        $0.005        $0.005
                                              ========    =========       ========      ========







































The notes on page 7 form an integral part of these financial statements.

                                      -5-
                               WSF CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Nine Months Ended September 30,


                                                     1999            1998
                                                  (unaudited)     (unaudited)

Cash flows from operating activities:
 Net income/(loss) from operations                  $186,626        $164,220
Items not affecting working capital
 Depreciation                                         90,786          13,517
Changes in assets and liabilities:
 Increase in accounts payable-officers/directors     120,665       1,062,401
 Decrease in interest payable-officers/directors     (35,047)        (23,553)
 Increase in interest payable-others                 268,307         174,420
 Increase in inventory                                  ---          (59,139)
 Decrease in deferred expenditures                    10,000         938,770
 Decrease in deferred revenues                      (900,000)     (1,785,000)
 Increase in interest receivable-other               (62,183)        (50,018)
 Increase in related party receivables               (67,996)
 (Dec)/inc in other assets & liabilities              (9,803)        309,631
                                                  ----------       ---------
                                                    (398,645)        746,249
                                                  ----------       ---------
Cash flows from investing activities:
 Purchase of furniture, fixtures, equipment             ---          (40,385)
 Purchae of land and buildings                          ---         (813,710)
 Advances to affiliates/related parties                 ---         (185,370)
 Addition to other assets                               ---         (183,123)
 Decrease in deposits for acquisitions                  ---          198,477
 Additions to note receivable                           ---            1,313
                                                  ----------        --------
Net cash used in investing activities                   ---       (1,022,798)
                                                  ----------        --------
Cash flows from financing activities:
 Proceeds from long-term debt                           ---          425,000
 Proceeds notes payable-officers/directors            64,943         243,152
 Inc/(dec)in convertible notes payable               337,153     (41,826,000)
 Proceeds used to establish sinking funds               ---         (406,250)
 Proceeds from sale of shares                           ---          159,310
 Issuance of shares to convert debt to equity           ---       42,376,074
 (Decrease) in shares to be issued                    (8,423)       (755,420)
                                                  ----------       ---------
                                                     393,673         215,866
                                                  ----------       ---------
Net increase/decrease) in cash                        (4,972)        (60,683)
Cash at beginning of year                              4,972          60,683
                                                  ----------       ---------
Cash at end of period                                  $---            $---
                                                  ==========       =========

Cash paid during the period for:
Interest                                                $0              $0










The notes on pages 7 form an integral part of these financial statements.

                                      -6-

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire year.


The 10-QSB filing condensed financial statements for the nine months ending September 30, 1999, consists of the consolidated financial statements of WSF Corporation (the "Company" or "WSF"). It includes its subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwood Limited, Wall Street Internet Corporation, Mile 13 1/2 Limited and its 23.6% interest in Compradore Limited.

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


3.    Notes payable-other

The increase in Notes payable-other to $10,300,978 at September 30, 1999 from $9,963,825 at December 31, 1998, is due primarily to the conversion of accounts payables to notes payable.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

(a)  General Development

The Registrant (also referred to as the "Company" or "WSF") was incorporated under the laws of the State of Delaware in March 1987. Its primary operations are Trust Services and Special Asset Management. Its shares are traded on the \ OTC BB: Symbol WSFI.


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


LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at September 30, 1999, were $138,881,176 as compared to $138,862,944 at December 31, 1998. As of September 30, 1999, the Company had a cash balance of $0, compared to December 31, 1998 cash balance of $4,792. On September 30, 1999, current assets of the Company were $596,247 compared to $485,375 at December 31, 1998.

Forest Resource

Forest Resource was $134,500,000 at September 30, 1999, and $134,500,000 at December 31, 1998, and consists of about 14,576 acres dense broad-leaf forest range. The Company is in the process of establishing an ecologically sound Forestry Management and Timber Processing Plan calling for the harvesting and processing of timber from this combined with controlled harvesting from other forestry concessions to be used for export and secondary wood-processing of value-added products.

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

Liabilities for the Company were $15,301,270 at September 30, 1999, compared to $14,562,875 at December 31, 1998. Of these liabilities, $9,963.925 is due to an affiliate at September 30, 1999 and $9,963,925 at December 31, 1998. The liability was substantially reduced during 1998 due to conversion of a portion of the debt to equity.



                                   -9-
Current liabilities

Current liabilities for the Company were $3,010,771 at September 30, 1999, compared to $2,764,472 at December 31, 1998. The reduction in current liabilities is a result of the Company's strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to continue to convert, re-negotiate or pay all or a portion of the current liabilities during 1999 and 2000, however no assurance can be given to that effect.


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


Shareholders' Equity

The Company has shareholders' equity in the amount of $58,079,906 at September 30, 1999, compared to $57,810,069 at December 31, 1998.


RESULT OF OPERATIONS

Revenues

The Company had revenues of $331,987 for the three month period ending September 30, 1999, as compared to $750,496 for the comparable quarter in 1998. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans are successfully executed.

Expenses

Expenses decreased to $200,260 for the three months ending September 30, 1999, compared to $881,546 for the comparable quarter in 1998. The decrease in expenses is due to reorganization of operations at the Mayan Plantations and Mayan Resorts.


Net Operating Income

There was a net operating profit of $131,727 for the Quarter ended September 30, 1999 compared to an operating loss of ($131,049) for the comparable quarter in 1998.


PLAN OF OPERATIONS

(a) General

To achieve its economic objectives, the Company provides capital to its wholly owned subsidiary, the WSF Trust Corporation of Belize, Ltd. ("the Trust Company").which in turn makes investment in synergistic companies and/or enters into joint ventures with qualified strategic partners.



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

Self-contained residential neighborhoods are located at the edge of the Park near preservation open space and will include access to hiking trails and equestrian facilities. Dormitory housed and serviced apartments are provided for students and visitors alike. Longer term family housing enclaves will offer quiet respiteaway from the core facilities of the Science and Technology Park, while remaining in close proximity to public community support uses such as recreation fields, convenience shopping, golf and other resort amenities of the nearby Mayan Resort.



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


(f)  Impact of Future Accounting Pronouncement

None


PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings


At September 30, 1999, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:

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


WSF CORPORATION vs. SANDHILL ENTERPRISES, GRIMME et al. (An American Arbitration Association arbitration case and settlement, which is in process of being re-filed)

An arbitration case filed in October 1998, settled on April 29, 1999, resulted in a reduction of the purchase price of the Asset Purchase Agreement for the 229-acre sawmill property. Pursuant to the Arbitration Settlement, Sandhill was required to place the title certificate with Title Guaranty Escrow Services, Inc. WSF was required to pay $30,000 by September 30, 1999, through escrow and $315,000 by August 15, 1999. On August 13, 1999, two days before closing of Escrow, the Company received an Order of the Supreme Court of Belize, action #387, restraining Sandhill Enterprises from selling and transferring the property to the Company. This order was never revoked. On August 26, 1999, Sandhill Enterprises obtained, from a different judge in Belize, Action No 450 to repossess the property from the Company. The Company plans to re-open and pursue the Arbitration Settlement case in the near future, whereby it will claim damages for breach of Settlement Agreement and punitive damages as well as recovery of legal fees and court costs.

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


Dated:      July 5, 2000


                                           WSF CORPORATION

                                           /s/  Gerhart W.  Walch
                                            Chairman, President &
                                            Chief Executive Officer


















































                                     -15-