Form 10-K/A
period 1998-12-31
WSF CORP
filed 2000-08-09
CIK 837491

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

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
31st December 1998 and 1997

                                           Notes         1998         1997

      Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                        $41,037        $---
 Convertible promissory notes payable         8       1,411,808    1,675,000
 Accounts payable-trade                                 625,973      242,116
 Accounts payable-officer                                17,985        2,742
 Accounts payable-others                                174,593      174,593
 Payroll taxes                                9           5,434        9,654
                                                    ----------- ------------
                                                      2.276,830    2,104,105
                                                    ----------- ------------
Accrued liabilities
 Interest payable-officers                              134,560       77,063
 Interest payable                                       323,296      120,737
 Insurance payable                                         ---         1,264
 Net payroll payable                                      9,786        2,756
                                                    ----------- ------------
                                                        467,642      201,820
                                                    ----------- ------------
Other current liabilities
 Litigation settlement                       10          20,000       20,000
                                                    -----------  -----------
      Total current liabilities                       2,764,472    2,325,925

Note Payable-St. Paul's                                 450,000
Notes Payable-Officers                       12         814,286      551,818
Reserve                                      11         660,292      597,500
Notes Payable                              4,13       9,963,825   51,963,825
                                                    ----------- ------------
      Total liabilities                              14,652,875   55,439,068
                                                    ----------- ------------

Deferred Revenue                              4      65,125,000   67,250,000

Long-Term Debts                              14       1,275,000      850,000


Shareholders' Equity
 Common stock-authorized, 25,000,000         15
   shares of $.01 par value; issued
   and outstanding 19,920,778 shares
   in 1998 and 15,880,039 shares in 1997                199,207      158,801
 Common stock-subscribed, 14,721,803 shares
   of $.01 par value in 1998                            147,218       19,655
Additional paid-in capital                           18,058,388   13,748,177
Additional paid-in capital-subscribed                39,249,776      858,201
Retained earnings                         16,17         155,480      230,328
                                                    ----------- ------------
                                                     57,810,069   15,015,162
                                                    ----------- ------------

                                                   $138,862,944  138,544,320
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

