Form 10-K/A
period 1998-12-31
WSF CORP
filed 2000-08-22
CIK 837491

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

                            WSF CORPORATION
                 ( dba Wall Street Financial Corporation)
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

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
31st December 1998 and 1997

                                           Notes         1998         1997

      Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                        $41,037        $---
 Convertible promissory notes payable         8       1,411,808    1,675,000
 Accounts payable-trade                                 625,973      242,116
 Accounts payable-officer                                17,985        2,742
 Accounts payable-others                                174,593      174,593
 Payroll taxes                                9           5,434        9,654
                                                    ----------- ------------
                                                      2.276,830    2,104,105
                                                    ----------- ------------
Accrued liabilities
 Interest payable-officers                              134,560       77,063
 Interest payable                                       323,296      120,737
 Insurance payable                                         ---         1,264
 Net payroll payable                                      9,786        2,756
                                                    ----------- ------------
                                                        467,642      201,820
                                                    ----------- ------------
Other current liabilities
 Litigation settlement                       10          20,000       20,000
                                                    -----------  -----------
      Total current liabilities                       2,764,472    2,325,925

Note Payable-St. Paul's                                 450,000
Notes Payable-Officers                       12         814,286      551,818
Reserve                                      11         660,292      597,500
Notes Payable                              4,13       9,963,825   51,963,825
                                                    ----------- ------------
      Total liabilities                              14,652,875   55,439,068
                                                    ----------- ------------

Deferred Revenue                              4      65,125,000   67,250,000

Long-Term Debts                              14       1,275,000      850,000


Shareholders' Equity
 Common stock-authorized, 25,000,000         15
   shares of $.01 par value; issued
   and outstanding 19,920,778 shares
   in 1998 and 15,880,039 shares in 1997                199,207      158,801
 Common stock-subscribed, 14,721,803 shares
   of $.01 par value in 1998                            147,218       19,655
Additional paid-in capital                           18,058,388   13,748,177
Additional paid-in capital-subscribed                39,249,776      858,201
Retained earnings                         16,17         155,480      230,328
                                                    ----------- ------------
                                                     57,810,069   15,015,162
                                                    ----------- ------------

                                                   $138,862,944  138,544,230
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

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended 31st December 1998 and 1997


                                                                          Retained        Other

                                      Common stock          Additional    Earnings
Stockholders'
                                         Number              paid-in    (Accumulated      equity

                                       of shares    Amount   capital       deficit)      accounts


                                      -------------------------------------------------------------


Balance at 1st January 1997           15,214,879   $152,149   $13,370,976     $227,002   ($12,000)

Shares issued as compensation to
  employees/officers/directors           350,000      3,500       127,750
Shares issued for other professional
  services                                12,000        120         4,380
Shares issued for accounts payable           900          9           306
Shares issued for deferred expenditures
  and interest payable                   277,260      2,773       214,515
Shares issued for notes payable           25,000        250        12,250
Shares issued for consulting services     60,000        600        29,400
Treasury stock retired                   (60,000)      (600)      (11,400)                  12,000
Net income from operations                                                       3,326
                                     -------------------------------------------------------------

Balance at 1st January 1998           15,880,039   $158,801   $13,748,177     $230,328    $   ---

Shares issued as compensation to
  officers/directors                     970,000      9,700       354,050
Shares issued for note conversion      1,895,862     18,959       678,410
Shares issued for EB-5 financing         237,490      2,375       102,306
Shares issued for stock in lieu of
  payable                                 11,647        116         3,960
Shares issued for Compracore Note
  conversion                           1,000,000     10,000     2,990,000
Shares issued for Jackson settlement     300,000      3,000        57,000
Shares issued for accounts payable       125,740      1,257       124,483
Stock bonus retired                     (500,000)    (5,000)
Net loss from operations                                                       (74,848)
                                     -------------------------------------------------------------

Balance at 31st December 1998         19,920,778    199,208    18,058,386      155,480    $   ---
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


/s/ Mark C. Hulse
Chartered Accountant
15th May 2000



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

