Form 10-K
period 1999-12-31
WSF CORP
filed 2000-08-22
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
             For the fiscal year ended December  31, 1999
                                   OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
                      Commission file number 0-17117

                             WSF CORPORATION
                  (dba Wall Street Financial Corporation)
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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates
As of December 31, 1999. The aggregate market value was computed by using the closing price on the NASD Bulletin Board on December 31, 1999 of $.12 per share.

State issuers revenues for its most recent fiscal year        $2,211,236

Common Shares, Par Value $0.01 Per Share                   $2,674,261.32

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference at which the common equity was sold, or the average bid and asked price of such common equity on December
31, 199 of $0.12                                           $2,674,261.32

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding as of December 31,1999
Common Shares $0.01 Par Value                                 35,473,248



PART I.

ITEM 1.   BUSINESS


(a)  General Development

The Registrant (also referred to as the Company or WSF ) was incorporated under the laws of the State of Delaware in March 1987. Its primary operations are Trust Services and Special Asset Management. Its shares are traded on the OTC BB: Symbol WSFI.


WSF Trust Corporation of Belize Limited, (hereinafter the  Trust Company ).

The Trust Company is a wholly-owned subsidiary of the Company. It is a full service trust corporation pursuant to the Trust Corporation Act of the Laws of Belize, Central America. Belize is located south of Cancun on the Yucatan Peninsula. It is the only English speaking Country in Central America and it
is a Member of the British Commonwealth.   By the establishment of the Trust
Company and with its appointment as sole trustee and asset manager of one of the largest private estates in Belize, the Mayan Plantation, WSF has assumed an active role in the economic development of the Country of Belize. At this time, the Trust Company provides its trust and special asset management services only to the Company's operations, however in the near future, it plans to provide a broad range of trust, asset management and financial services to clients in Belize and worldwide.


Compradore Limited, a Hawaii Corporation (the Land Owner)

The Company owns twenty-three and 62/100 percent (23.62%) of the common stock of Compradore Limited, a Hawaii corporation. Compradore
Limited is the registered owner of a real estate property and holds the Transfer Certificate of Title (TCT), dated December 19, 1973, registered in the Land Titles Register Volume 8, Folio 300 at the Belize General Registry. The TCT encompasses 38,677-acres of land (referred to as the Mayan Salt
Creek Estate or the Plantation). Due to subsequent transfers the property was reduced to 31,423.45-acres in 1989. The property is strategically located in the Belize City District, just north of the Belize International Airport along the Caribbean Ocean, with areas that are ideal for residential, commercial and resort development. The property is held free and clear of any liens or other obligations; please see below. Among the major attractions on this property is a large number of historical Mayan archaeological sites. The Company has an option to acquire the controlling interest or all of the shares of Compradore Limited at fair market value.

In order to remove any possible cloud on its ownership and title and to enjoy quiet title, prior to beginning the implementation of the Company's Master Plan for the Plantation, WSF as the sole trustee and asset manager of the Plantation has litigated on Compradore's behalf, has obtained a deed of release from the Belize Government for property acquired but not paid for, Superior Court and Appeals Court judgments and is involved in a final litigation as more fully described in Section Part I, Item 3.

The Company is in the preliminary planning stages for the following activities and business undertakings described under "(b) Operations". No equity or debt funding has yet been secured for these activities.



(b) Operations

To achieve its economic objectives, the Company provides capital to its wholly owned subsidiary, the WSF Trust Corporation of Belize, Ltd. ("the Trust Company"). which in turn makes investments in synergistic companies and/or enters into joint ventures with qualified strategic partners to achieve the best return for the assets owned or managed.

The Company completed its Master - Land Use Plan for the 31,423.45-acre Mayan
Plantation and its Phase I Development Plan.   Subject to the successful
implementation of its funding strategy with its bankers, a leading international banking house, the Company will be awarding contracts to its long-time design, planning & architectural company, to a major international hotel management company and to a U.S. Construction company that will engage local subcontractors.

The development and construction efforts will be directed by a Design/Build Team under the leadership of the U.S. Construction company, who is responsible for the on-time and on-budget for the Phase I - development projects more fully described herein.

The Company's activities during the 1999 were focused on (i) implementing the Mayan Plantation revitalization plans, (ii) the preparation of the various Phase I development plans, (iii) raising of working capital and development financing and (iv) the generation of revenues from the sale of plantation related products and services.

(i)  Mayan Plantation.   The Mayan Plantation has a 300+ year history as a
forest range, cattle ranch and diversified crops plantation. The completed Land Use Plan for the 31,423.45-acre Mayan Plantation sets forth the appropriate land uses. Approximately 37% of the total land base, 14,000-acres (5,901 hectares) is densely covered by a hardwood forest containing stands of mahogany, cedar, pine, teak and other tropical hardwoods and a wide variety of plants and abundant wildlife. The first objective of the Company is to implement and maintain a sustainable forestry, plant, wildlife and shoreline management plan for the entire 31,423.45-acre plantation, the five major lagoons and its many miles of Caribbean shoreline.

Mayan Plantation plans to operate a sawmill, and wood processing plant, producing highest quality hardwood products for its own developments as well as for the export market. Mayan Plantation will be capable of producing virtually all of the wood products and millwork for planned residential, commercial and resort development projects. All forest operations will be based on sustained yield management as recommended by the company's forest management consultants/experts. The Company owns these forest resources in perpetuity.

Mayan Plantation's revitalization plan also focuses on the increase in the current cattle and other livestock operations and on planting and harvesting diversified crops, as well as plants and flowers for landscape architecture and the hospitality industry.

(ii) Mayan Resort Belize & Cultural Center. A 1,000-acre portion of the Estate will be used on the shoreline for the development of the Mayan Resort that will include into a world-class hotel, conference and gaming facility. The resort will have acres of man-made swimming pools, as well as access to natural ocean sports. The resort can be accessed both by land and by water, and it will offer a wide variety of resort activities and amenities in the context of ecologically sound/sustainable growth. Initially, the development will include a deluxe conference hotel, a casino, sufficient meeting facilities, retail shops, 18-hole golf course and tennis club, 75-slip yacht club and marina and up to 1,085 improved, single family residential home lots, or homes, for sale. Adjacent to the Mayan Resort, A Mayan Cultural Center and Theme Park, on about 5,000-acres of land with miles of shoreline, will be developed to become one of the major tourist attractions of Belize or even Central America. The main attraction will be the well-known Mayan Temple at Rocky Point. We believe this historical Mayan ruin is thousands of years old and is located adjacent to three picturesque lagoons.

(iii) Belize Science & Technology Center. An 800-acre portion of the Estate, at its closest point to the North American Highway and the Belize International Airport will be developed into the Belize Science and Technology Center and incubator facility. It will be occupied primary by two types of enterprises, namely software development houses and Internet Service providers. It is designed as an advanced light industrial research and development complex, carefully master planned to embrace the unique environmental wonders of Belize. Large swaths of existing jungle are preserved as "Natural (green) Corridors" throughout the complex. Lakes are planned as wetland features to provide habitat for native water birds and other fauna. The corridors also serve to separate industrial lots into "Industry Clusters" to promote synergy between similar disciplines in the field of high technology designs. The Park is self-intelligent with fiber optic cable connections to super computers and satellite linkages. The master Plan will allow maximum site plan flexibility and expansion to accommodate both small and large tenants. Belize's close proximity to the U.S. and its pro-business attributes, such as aggressive incentive programs including but not limited to tax holidays, will give International companies the necessary incentive and a competitive edge.


(iv) The Belize Institute of Technology (BIT). As its core and as the first anchor tenant, the Science and Technology Center will feature the Belize
Institute of Technology.   The Institute is envisioned as a web-based
electronic campus composed of sophisticated research and training facilities oriented to advanced information technology and related services. The Institute will provide a unique framework for teaching and delivering technological advancements and innovations in a tropical "green" environment. By combining a range of the very best research and teaching facilities with the most forward thinking minds in the industry, the Institute will become a hub for cross training, networking and collaboration. The sharing of facilities at a single location will generate exciting synergy for research and development between related disciplines.

Commercial administrative offices are envisioned for corporations to headquarters their operations near the BIT and its super computers. Situated behind lush tropical landscape and water features near the entrance of the Institute, the corporate architecture will serve to showcase the purpose of the park as a venue for advance technological innovations.

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

(v) Belize Equestrian Estates. A 2,000-acre portion will be used on the shoreline for the development of a world-class equestrian community with two hundred (200) 5-acre Equestrian Estates configured around generous open space corridors that are linked by road and horse trail to a modern Equestrian Center. It will consist of a clubhouse with guest suites, equestrian
facilities, racetrack with gaming facilities, polo-fields and stables.   The
Belize Equestrian Center is a private members club. It's 140 Charter members for a solid foundation for the planned development goal of 2,000 members locally and internationally.

The Company has the commitment of an equestrian Olympic medal winner to serve as advisor in the coordination and execution of this project.

Wall Street Internet Corporation, a Hawaii Corporation (referred to as WSI)

WSI is a wholly owned subsidiary of the Company, will serve as the communications and marketing arm for all of the Company's operations. This company remains a development stage company.

Registration of Copy Rights and Trade Marks

In addition to its corporate registrations in the Country of Belize, in the State of Delaware and in the State of Hawaii, and previous trade mark registrations, the Company is in the process of registering the following trade names or trade marks (a) Private Jewels of Belize, (b) Belize Science & Technology Center, (c) Belize Institute of Technology, and (d) BIT, and (e) CyberPark.


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


Employees

The Company currently employs 4 persons on a full time basis and numerous individuals on a part-time or advisory basis. It is anticipated that the number of employees in Hawaii and in the Belize operations may increase significantly as the implementation of the Plantation Revitalization Plan and the Land Development Plan progresses.

None of the Company's employees are covered by a collective bargaining agreement. The Company employs several International consulting firms and consultants.


Inflation

The Company's business and operations have not been and are not expected to be materially affected by inflation.


ITEM 2.  PROPERTIES

The Registrant s principal and administrative office is located at 745 Fort Street, Amfac Center, Hawaii Tower, Suite 700, Honolulu, Hawaii, 96813. Rent for these premises is $2,200.00 per month.

In June 1987 the Registrant acquired an equitable interest in 5,010 acres of the Plantation for 1,300,000 pre-split shares of the Company, located in the northern part of the Belize District in Belize, Central America, valued at
that time at U.S. $1,200,000.   On December 31,1995, the Registrant converted
the equitable interest in the land into a twenty three and 62/100 (23.62%) percent of the common stock of Compradore Limited, fee simple, free and clear title holder of the 31,423.45 acres private Estate. On May 11, 1995, the WSF Trust Corporation of Belize Limited was appointed the sole trustee and asset manager of the entire 31,423.45 acre Plantation.


ITEM 3.  LEGAL PROCEEDINGS

At December 31, 1999, the Registrant was a party to four (4) lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:

WSF vs. JACKSON

Litigation resulted from the cancellation of shares. Pursuant to the terms of an Agreement and Plan of Merger dated January 12, 1994, the Registrant agreed to conditionally issue 6,000,000 shares to Ernest J. Jackson, owner of Jackson Builders Corporation. During the agreed upon post-closing time, the Board of Directors discovered that Jackson made material misrepresentations to the Company and that Jackson did not provide the Company with the closing schedules as required during the post-closing period. Therefore, Jackson did not meet the conditions for the closing of the merger transaction and forfeited his rights to these shares. The Company disclosed the material facts in its 1994 8-K Filings. On September 28, 1994, the Company terminated Mr. Jackson as President and Director effective immediately. On November 26,1994, a Plan and Agreement of Rescission under which the parties agreed, among other things, to rescind the Agreement and Plan of Merger dated January 12, 1994, and Mr. Jackson agreed to return all of the 6,000,000 shares for cancellation. However, as the Company discovered after the termination of Mr. Jackson, without knowledge or approval of the Company, Mr. Jackson pledged portions of these conditionally issued and restricted shares to personal creditors. Therefore in order to avoid legal action, Mr. Jackson executed a stock power in the name of the Company, with Paine Webber signature guarantee, and agreed to return the stock certificates on December 31, 1994. However, Mr. Jackson failed to deliver the stock certificates as agreed upon. Based on the recission agreement, the stock power and a legal opinion obtained from Wickwire Gavin, the Company canceled the 6,000,000 shares. In addition the Company holds Mr. Jackson personally accountable for liabilities incurred while he was Chairman, and recognizes the potential liability therein.

Although there is no assurance, Management believes it will prevail in the recovery of these canceled certificates and the recovery of its claims.




EDWARDS vs. COMPRADORE

In 1997, Alfred Edwards, Jr. made a claim for conveyance of 18,000 acres of the land owned by Compradore Limited, an affiliate of the Company and the owner of the 31,000 acre-property in Belize. Mr. Edwards claimed he purchased the land, but failed to pay for it. The land was never transferred. WSF funded and Compradore defended the case. The Chief Justice, Sir George Brown, of the Superior Court in Belize ruled in favor of Compradore Limited. Mr Edwards was not satisfied with the outcome of this case and filed an appeal. The highest court of Belize, the Appeals Court heard the case and Compradore Limited again prevailed.

COMPRADORE vs. HO, et al.

On July 31, 1997, Compradore Limited, an affiliate of the Company, and at the instruction of the Company, (WSF's ownership in Compradore is 23.6% of the issued and outstanding capital stock, and WSF Trust Corporation of Belize Limited is the sole trustee and asset manager of a 31,423.45 acres Compradore Limited owns), filed a lawsuit against its first Chairman and Chief Executive Officer, Raymond Y. Ho of the Company, and his family, demanding specific performance on an agreement entered into by the Company with Ho and his family. This case was set for trial on October 4, 1999, but was postponed to 2000. A new trial date has been set for the first week of July 2000.
However, due to a substitution of legal counsel, the trial has been delayed to
February 2001.   The Company is currently in deposition phase of this
litigation.

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











ITEM 8.   FINANCIAL STATEMENTS

Wall Street Financial Corporation and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
31st December 1999 and 1998


INDEX



Report of the auditor to the Board of Directors and Shareholders for the Year ended December 31, 1999 and 1998

Consolidated balance sheets
  for Years ended December 31, 1999 and 1998

Consolidated statement of operations
  for Years ended December 31, 1999 and 1998

Consolidated statements of cash flows -
  for Years ended December 31, 1999 and 1998

Consolidated statements of changes in stockholders' equity - for Years ended December 31, 1999 and 1998

Notes to financial statements



Supplementary Information

Report of the auditor on supplementary information

Consolidated operating expenses



























INDEPENDENT AUDITORS  REPORT ON FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WSF CORPORATION AND SUBSIDIARIES

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

In our opinion, the consolidated balance sheets and related financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company at 31st of December 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company has a deficit working capital that raises doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark C. Hulse
CHARTERED ACCOUNTANT
16th August 2000



Belize City,
Belize, C.A.











Member Firm of
SUMMIT INTERNATIONAL ASSOCIATES INC, (New York)







WSF Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
31st December 1999 and 1998


                                          Notes     1999         1998
                Assets


Currents Assets
 Cash                                               $2,822      $ 4,792
 Accounts receivable-trade                          70,000       38,062
 Accounts receivable-related party                 374,445      290,946
 Prepayments                                       156,800       10,000
 Interest receivable                               166,004       82,436
 Inventory                                            ---        59,139
                                              ------------ ------------
      Total current assets                         770,071      485,375
                                              ------------ ------------
Advances receivable-
 Officers                                             ---         9,813
 Others                                               ---        22,340
                                              ------------ ------------

                                                      ---        32,153
                                              ------------ ------------

Note receivable                                    100,000      100,000
                                              ------------ ------------
Property, plant and equipment               3
 Land                                                 ---     1,042,960
 Buildings                                            ---       313,123
 Furniture fixtures and equipment                   32,769      578,317
 Vehicle                                            11,600       16,600
                                              ------------ ------------
                                                    44,369    1,951,000
Less: accumulated depreciation                     (20,055)    (126,442)
                                              ------------ ------------
Property, plant and equipment-net                   24,314    1,824,558
                                              ------------ ------------

Other Assets                                          ---          ---

Deferred expenditures                       5    1,707,975      475,213

Forest Resource                             4  134,500,000  134,500,000

Organization Cost                                   24,567      226,989
 Less: accumulated amortization                     (7,370)      (4,913)
                                              ------------ ------------
                                                    17,197      222,076

Sinking Funds                               6    1,210,938    1,210,938

Investment                                          12,631       12,631
                                              ------------ ------------
                                              $138,343,126 $138,862,944
                                              ============ ============




The notes on pages 16-21 form an integral part of these financial statements.

WSF Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS (continued)
31st December 1999 and 1998

                                           Notes         1999         1998

      Liabilities and Shareholders' Equity

Current Liabilities
Short-term debt                                         $42,505      $41,037
Convertible promissory notes payable         7        1,726,961    1,411,808
Accounts payable-trade                                  349,740      625,973
Accounts payable-officer                                222,369       17,985
Accounts payable-others                                    ---       174,593
Payroll taxes                                8             ---         5,434
                                                    ----------- ------------
                                                      2,341,575    2,276,830
                                                    ----------- ------------
Accrued liabilities
 Interest payable-officers                              108,026      134,560
 Interest payable                                       587,331      323,296
 Insurance payable                                         ---          ---
 Net payroll payable                                       ---         9,786
                                                    ----------- ------------
                                                        695,357      467,642
                                                    ----------- ------------
Other current liabilities
 Litigation settlement                       9             ---        20,000
                                                    -----------  -----------
      Total current liabilities                       3,036,932    2,764,472

Note Payable-St. Paul's                                    ---       450,000
Notes Payable-Officers                       11         903,904      814,286
Reserve                                      10         810,292      660,292
Notes Payable                              4,12       9,618,825    9,963,825
                                                    ----------- ------------
      Total liabilities                              14,369,953   14,652,875
                                                    ----------- ------------

Deferred Revenue                              4      63,925,000   65,125,000

Long-Term Debts                              13       1,275,000    1,275,000


Shareholders' Equity
 Common stock-authorized, 100,000,000        14
   shares of $.01 par value; issued
   and outstanding 35,473,248 shares
   in 1999 and 19,920,788 shares in 1998                354,732      199,207
 Common stock-subscribed, 14,721,803 shares
   of $.01 par value in 1998, 1,127,103 in 1999          11,271      147,218
Additional paid-in capital                           57,349,774   18,058,388
Additional paid-in capital-subscribed                   165,074   39,249,776
Retained earnings                         15,16         892,322      155,480
                                                    ----------- ------------
                                                     58,773,173   57,810,069
                                                    ----------- ------------

                                                   $138,343,126  138,862,944
                                                   ============ ============



The notes on pages 16-21 form an integral part of these financial statements. WSF Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended  31st  December 1999 and 1998

                                           Notes        1999         1998
Revenue
 SCC Initiation Income                                 $ ---          $9,440
 Investment income                                    529,120         36,320
 Operations-gross profit                    18      1,068,520      2,232,636
 Interest income                                      157,319         50,292
 Other income                               19        456,277        208,011
                                                   ----------    -----------

                                                    2,211,236      2,536,699
                                                  -----------    -----------

Expenses
 Operating expenses                                 1,125,675      2,164,722
 Interest expenses                                    339,895        325,332
 Depreciation/amortization                              8,824        121,493
                                                  -----------    -----------
                                                    1,474,394      2,611,547
                                                  -----------    -----------

Income/(Loss) from continuing operation               736,842        (74,848)
                                                  ===========    ===========


Net income/(loss) per share-continuing operation       $.0020        ($.0038)
                                                      =======        =======
































The notes on pages 16-21 form an integral part of these financial statements.

WSF Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended 31st December 1999 and 1998

                                                        1999        1998
Cash flows from operating activities:
Net (loss)/income from operations                    $736,842      ($74,848)
Items not affecting working capital
  depreciation/amortization                             8,824       121,493
  non-cash expenditures                              (717,636)   (1,518,437)
                                                   ----------    ----------
                                                       28,030    (1,471,792)
Changes in assets and liabilities:
Increase(decrease)in accounts payable-trade              ---        383,857
                                     -officers           ---         15,243
(Decrease) increase in payroll taxes                     ---         (4,220)
Increase in interest payable-officers                    ---         57,497
Increase in interest payable                             ---        202,559
(Decrease) increase in insurance payable                 ---         (1,264)
Increase in net payroll payable                          ---          7,030
(Increase) in accounts receivable-trade                  ---        (13,375)
                                 -related party          ---       (228,366)
(Increase) in advances receivable-others                 ---        (14,385)
(Increase) in inventory                                  ---        (59,139)
(Increase) in interest receivable                        ---        (70,022)
                                                   ----------    ----------
Net cash (used in)/provided by operating
 activities                                            28,030    (1,196,377)
                                                   ----------    ----------

Cash flows from investing activities:
Purchase of property plant and equipment                 ---     (1,027,468)
Disposal of property plant and equipment                 ---           ---
Decrease to other assets                                 ---         20,000
(Decrease) addition to deferred expenditures             ---      1,309,817
Decrease (increase) in deposits                          ---        202,055
Organization cost                                        ---       (198,965)
Litigation settlement                                    ---           ---
                                                   ----------    ----------
Net cash provided by (used in) investing activities      ---        305,439
                                                   ----------    ----------

Cash flows from financing activities:
Increase (repayment) of short-term debt                  ---         41,037
Increase in notes payable-officers                       ---        262,468
Increase (decrease)in reserve                            ---         62,792
Proceeds from long-term debts                            ---        425,000
Proceeds from notes payable                           (30,000)      450,000
Proceeds used to establish sinking funds                 ---       (406,250)
                                                    ---------     ---------
Net cash provided by financial activities             (30,000)      835,047
                                                    ---------     ---------
Net increase in cash                                   (1,970)      (55,891)
Cash at beginning of year                               4,792        60,683
                                                   ----------   -----------
Cash at the end of the year                            $2,822        $4,792

                                                   ==========   ===========





The notes on pages 16-21 form an integral part of these financial statements. WSF Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1999 and 1998




Summary of Non Cash Transactions

                                                      Debit        Credit
1999

Accounts payable-trade                                276,233
                -others                               174,593
Payroll taxes                                           5,434
Interest payable officer                               26,534
Net payroll payable                                     9,786
Accounts receivable-trade                              31,938
                   -related party                      83,499
Prepayments                                           156,800
Interest receivable                                    83,568
Note payable-St. Paul                                 450,000
Note payable                                          315,000
Deferred revenue                                    1,200,000
Deferred expenditure                                1,232,762
Litigation settlement                                  20,000
Common stock subscribed                               135,947
Additional paid in capital-subscribed              39,084,702

Inventory                                                            59,139
Convertible promissory notes                                        315,153
Due director-payable                                                 34,583
Accounts payable-officer                                            169,801
Interest payable                                                    264,035
Advance receivable-other                                             42,153
Disposal of property, plant, equipment                            1,793,877
Organization costs                                                  202,422
Short term debt                                                       1,468
Note payable officer                                                 89,618
Reserves                                                            150,000
Common Stock                                                        155,525
Additional paid in capital                                       39,291,386
Expenditures                                                        717,636




1998

Convertible promissory notes                         $263,192
Notes payable                                      42,000,000
Deferred revenue                                    2,125,000

Common Stock                                                        $40,406
Common stock subscribed                                             127,563
Additional paid- in capital                                       4,310,211
Additional paid-in capital subscribed                            38,391,575
Expenditures                                                      1,518,437




The notes on pages 16-21 form an integral part of these financial statements. WSF Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended 31st December 1999 and 1998



Supplemental disclosure information:


1999

The company issued 34,750 shares valued at $15,773.00 to satisfy accounts payable.

The company issued 14,959,821 shares valued at $42,335,842.00 in partial conversion of notes payable.

The company issued 2,222 shares valued at 1,000.00 to convert interest payable.

The company issued 483,500 shares valued at $83,575.00 as compensation to employees, officers and directors.

The company issued 72,217 shares valued at $722.17 as an adjustment to the transfer agent's capitalization report.


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

WSF Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended 31st December 1999 and 1998


                                                                          Retained        Other

                                      Common stock          Additional    Earnings
Stockholders
                                         Number              paid-in    (Accumulated      equity

                                       of shares    Amount   capital       deficit)      accounts

                                    -------------------------------------------------------------

Balance at 1st January 1998           15,880,039   $158,801   $13,748,177     $230,328    $   ---

Shares issued as compensation to
  officers/directors                     970,000      9,700       354,050
Shares issued for note conversion      1,895,862     18,959       678,410
Shares issued for EB-5 financing         237,450      2,375       102,306
Shares issued for stock in lieu of
  payable                                 11,647        116         3,960
Shares issued for Compracore Note
  conversion                           1,000,000     10,000     2,990,000
Shares issued for Jackson settlement     300,000      3,000        57,000
Shares issued for accounts payable       125,740      1,257       124,483
Stock bonus retired                     (500,000)    (5,000)
Net loss from operations                                                       (74,848)
                                    -------------------------------------------------------------

Balance at 1st January 1999           19,920,738    199,208    18,058,386      155,480    $   ---

Shares issued for accounts payable        34,750        347        15,426
Shares issued for notes payable       14,959,821    149,598    42,186,244
Shares issued for interest payable         2,222         22           978
Shares issued as compensation and
  Bonuses to officers/directors/
  Employees                              483,500      4,835        78,740
Shares to reconcile with transfer
  Agent capitalization report             72,217        722
Net income from operations                                                    736,842
                                     ===========================================================

Balance at 31st December 1999          35,473,248    354,732    60,339,774     892,682
























The notes on pages 16-21 form an integral part of these financial statements.

WSF Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1999 and 1998

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include only the accounts of WSF Corporation (the Company) and its wholly owned subsidiaries WSF
Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwoods Limited, Wall Street Internet Corp, it's majority interest in Mile 13 1/2 Corporation and a minority interest in Compradore Limited. Belize Transportation Agencies Limited was disposed of on 1st January 1998.

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


4.   RELATED PARTIES TRANSACTIONS

The Company owns 23.62% of Compradore Limited, a Hawaii Corporation which in turn owns 31,423.45 acres of fee simple property in Belize, Central America. Forest resource on the land is estimated at $134,500,000. (continued)


page 16
WSF Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1999 and 1998


The Company owns 100% of WSF Trust Corporation of Belize Limited. WSF Trust was appointed by Compradore Limited as the sole Trustee and Asset Manager of the assets (land) of Compradore for a fee of 50% of the gross proceeds derived from the projects. WSF Trust recorded a note receivable from Compradore Limited and deferred income of $67,250,000. In 1999 that balance of deferred income is $63,925,000.

WSFC entered into a timber purchase and sale agreement with Compradore Limited through the Asset Manager WSF Trust. WSFC recorded forest resource - asset and a note payable to Compradore for $134,500,000. In turn, Compradore Limited has recognized WSFC earned portion of the remaining gross proceeds of the forest reserve being 23.62% of $67,250,000 and as such executed a promissory note which WSFC has recorded as note receivable and income earned of $15,891,175. In 1998 $42,000,000 of the Note Payable due to Compradore Limited was converted into shares of WSF.



5.   DEFERRED EXPENDITURES

These represent capitalized costs relating to pre-operation expenses for the Company's Belize subsidiaries, primarily Mayan Resorts Limited and Mayan Plantation Hardwoods, and Mile 13 1/2 Limited as well as fixed assets that were temporarily transferred to deferred expenditures until legal settlements are reached regarding Mayan Plantation Hardwoods, Mile 13 1/2 Limited and Mayan Resorts Limited.



6.    SINKING FUNDS
The Company has established sinking funds to retire long-term obligations relating to Investor Visa Category investments made with one of the subsidiaries of the Company (see note 14).



7.   CONVERTIBLE PROMISSORY NOTES PAYABLE

                                                        1999       1998

Convertible promissory notes payable consist of the following:


Benjamin Ynson / Phesco - principal                  $100,000      100,000
Unsecured:  12.75% note issued 31/10/90.
Due date 31/10/93. The Company has obtained oral extension for this note.


Richard Hinkle - principal                             50,000       50,000
Unsecured: 10% note issued 02/04/98
Due date 30/06/98.  There are no conversion features


(continued on following page)

page 17

WSF Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1999 and 1998

(continued from previous page)

Antoine Y. Gedeon - principal                          $34,808      36,808
Unsecured:  10% note issued 31/08/98
Conversion of monies through WSF Accounts Payable

James Schuler - principal                            1,100,000   1,100,000
Original amount of loan: $2,000,000;
10% note issued 28/6/96. Secured: 10% of gross timber revenues. Due date: 31/12/96.
The balance shown on this note is the remainder of A $2,000,000 note made by Mr. Schuler and guaranteed by a security interest in real estate in Hawaii.
Mr. Schuler received and subsequently sold that Security interest. WSF is seeking a reduction in the remaining balance due to Schuler

NISSIM TSE - principal                                 125,000     125,000
Unsecured: 8% note issued 8/11/96. Due date:
31/12/96. The Company has obtained oral extension for this note.

ARTER AND HADDEN - principal                           242,153        ---
Original amount of loan: $242,153.00
7% note issued 09/08/99.  Due date: 12/31/99.

MERICA - principal                                      58,000        ---
Original amount of loan $58,000.00
Unsecured: 10% note issued 6/12/95.
Due Date:  9/30/97.  The Company has obtained
Oral extension for this note.

MASAHIRO TSUCHIYA - principal                           16,000        ---
Original amount of loan $16,000.00
Unsecured: 10% note.  The Company has obtained
Oral extension for this note.

ROY and LAVERN ADANIYA - principal                       1,000        ---
Original amount of note $1,000.00
Unsecured: 10% note issued 08/23/95
Date due:  09/30/97.  The Company has obtained
Oral extension for this note.
                                                    ----------  ----------
                                                    $1,726,961   1,411,808
                                                    ==========  ==========
8.   PAYROLL TAXES

Effective 1st January 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109) which requires a change from the deferred method to the asset and liability method of accounting for income taxes.








Page 18
WSF Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1999 and 1998


9.  LITIGATION

The Company is a party to several claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.




10.  RESERVE

Reserve represents transfers from notes payable, $450,000, and from litigation payable, $150,000. at 31/12/96, net of 1999 disbursements related threto.


11.  NOTES PAYABLE-OFFICERS

Notes payable-officers consist of the following accounts:
                                              1999               1998

      MT/Merica                                                $58,000
      GK/GRII                                285,588           189,394
      MT/Sypex                                                  16,000
      Adaniya-non-officer in 1996                                1,000
      Gerhart W. Walch                       618,316           549,892
                                            --------           -------
                                            $903,904          $814,286
                                            ========           =======


12.   NOTES PAYABLE

Notes payable consist of the following accounts:
                                               1999               1998

      Compradore note payable                $160,000          $160,000
      WSFC note payable (note 4)           92,500,000        92,500,000
      WSFC note receivable (note 4)       (67,250,000)      (67,250,000)
      WSFC note receivable (note 4)       (15,891,175)      (15,891,175)
      Sandhill Enterprises, Ltd.              100,000           445,000
                                          -----------       -----------
                                           $9,618,825        $9,963,825
                                          ===========       ===========

13.   LONG-TERM  DEBTS

In October 1997 the Company became a participant in an approved immigrant entrepreneur investment program (Investor Visa Category of the Immigration Act of 1990), in which the Company received proceeds for hotel/resort development. The long-term debt relates to transactions which have five year maturity dates. The Company has established sinking funds to provide for the retirement of these debts (see note 6).





Page 19
WSF Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1999 and 1998


14.   STOCKHOLDERS' EQUITY

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

Of the 35,473,248 outstanding shares of Common Stock as of 31st December 1999, approximately 17,833,280 shares are restricted as to resale. These shares may not be traded publicly or otherwise transferred except as permitted under various exemptions contained in the Securities Exchange Act, or upon satisfaction of the registration and prospectus delivery requirements of the Securities Exchange Act. Of the restricted shares, one million (1,000,000) shares are to be returned to the Company to be cancelled.



15.   RETAINED EARNINGS/<ACCUMULATED DEFICITS>
                                                    1999           1998

  Balance at the beginning of the year           $155,480       $230,328
  Profit for the year                             736,842        (74,848)
                                                 --------       --------
                                                 $892,322       $155,480
                                                 ========       ========

16.   INCOME TAX

As of 31st December 1999, the Company has accumulated net earnings of approximately $892,322. The Company is preparing its federal income tax returns for filing from 1990 through 1999. The Company's income tax returns which are not closed for examination by statutes have not been examined by the taxing authorities. No provision for corporate income taxes payable are reflected in these statements.



17.   NET PROFIT PER SHARE

Net profit (loss) per share is based on weighted average number of shares outstanding of 32,794,653 for 1999 and 17,803,287 for 1998.


18.   GROSS PROFIT FROM OPERATIONS
                                                 1999               1998

      From revenue-                          $1,068,520         $2,233,750

      Direct expenses                              ---              (1,114)
                                             ----------         ----------
                                             $1,068,500         $2,232,636
                                             ==========         ==========



Page 20
WSF Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended 31st December 1999 and 1998



19.   OTHER INCOME
                                                 1999               1998

      Sale of logs                                 ---            $408,099
      Other                                     456,277              8,839
      Direct expenses                              ---            (208,927)
                                               --------           --------
                                               $456,277           $208,011
                                               ========           ========


20. OTHER OBLIGATIONS

a. MMI-SALT CREEK CLUB As part of the Company's March 19, 1999, agreement with MMI (Mayan Management International, LLC. A New York limited liability corporation), in exchange for $1,000,000 in services, WSF has agreed to provide MMI with a thirty (30%) percent ownership interest in the Salt Creek Club, a Private Members Club to be built in association with the Mayan Resort Caribbean Sea-front development. This club is not yet operational and the minority interest not otherwise provided for in the financial statements. In addition to the ownership interest in the Salt Creek Club, MMI is also entitled to an additional ten (10) participation units (investor packages) consisting of land, stock, an IBC and a membership in the private members club at a cost of $35,000 per each participation unit.

b. IMP-WEB SERVICES As part of the Company's April 22, 1999, agreement with IMP (Interactive Marketing Partners, Inc., a California corporation), in exchange for the development and strategic consulting services relating to web-services in Belize, the Company agreed to provide one million (1,000,000) shares of WSF by means of certificate assignment and a warrant for an additional one million (1,000,000) shares. The warrant has an expiration of twenty-four (24) months from the date of the agreement, or 30 days prior to any secondary public offering of WSF common stock, whichever comes first. The one-million share certificate was issued in 1999. The warrant has not been issued as of the date of this filing. In addition, IMP is eligible to purchase four (4) participation units (as described in a. above).





















page 21
Report of the Auditor on Supplementary Information


REPORT OF THE AUDITOR
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WALL STREET FINANCIAL CORPORATION AND SUBSIDIARIES


Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of Wall Street Financial Corporation and subsidiaries as of and for the years ended 31st December 1999 and 1998, which is in the preceding section of this report. The supplementary information presented hereinafter is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Mark C. Hulse
Chartered Accountant
16th August 2000



Belize City
Belize, C.A.









Member Firm of
SUMMIT INTERNATIONAL ASSOCIATES INC. (New York)

























Wall Street Financial Corporation and Subsidiaries
OPERATING EXPENSES
Years Ended 31st December 1999 and 1998

                                             1999               1998
                                             ----               ----
Direct expenses                              $2,855
Administrative Fee                             ---          $1,306,418
Salaries, wages and compensation            360,950            249,715
Auto                                                             4,110
Employee benefits                             1,882                (20)
Employee parking                              2,105              4,149
Rent                                         11,919             10,219
Utilities                                     8,541             15,350
Bank charges                                  1,060                632
Delivery and postage                          2,031              3,477
Insurance                                     2,411              1,117
Licenses and fees                              ---               2,441
Office expenses                                 359              2,333
Office supplies                                 632              1,015
Printing                                      4,140             18,621
Repairs and maintenance                          94              5,903
Donation                                       ---                  17
Supplies - other                               ---               1,611
Accounting                                   32,813             19,000
Legal                                        98,909            239,164
Outside services                              2,387             16,123
Other professional services                    ---             117,780
Meals and entertainment                       1,274             10,101
Travel and transportation                     9,615             31,744
Advertising and promotion                      ---              11,850
Public relations                              3,000              6,940
Dues, subscriptions and memberships          12,000              1,247
Other operating expenses                    392,000              7,000
Bad debts                                    24,687              1,313
Taxes-other                                    ---                 109
Recruiting costs                               ---                ---
Shareholders/investor expenses                   12             13,906
Loss on currency exchange                      ---                 680
Payroll taxes                                  ---               1,336
Trash/refuse                                   ---                ---
Books and other research materials             ---                  20
Online services                                ---                  31
Equipment rental                               ---                 115
Investor relations                             ---              56,731
Plant supplies                                 ---               1,047
SC club expense                                ---               1,293
Contract labor                                 ---                  84
Loss on investment                          150,000               ---
                                         ----------           --------
                                         $1,125,676         $2,164,722
                                         ==========         ==========












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


(*) Gerhart W. Walch: 51, Mr. Walch is the Chairman of the Board and President of the Company and its subsidiaries from 10/94 - Present; Mr. Walch is a Co-Founder of the Company and has served as a director or as an officer since its inception in 1987. He is the Chairman of the Board and President of Compradore Limited, the Company's affiliated land holding company. Mr. Walch has been a MIS - Dept. Manager, a Chief Financial Officer and has held other executive positions since 1972.

Robert A. Keller.: 61,   Mr. Keller is the Senior Vice President of Operations
since 4/99. Mr. Keller has significant experience in a variety of development projects and will oversee the implementation of the Plantation Revitalization and the implementation of a sustainable and ecologically sound Development Plan on all properties owned or managed by the Company. He has worked as chief engineer for a mechanical contracting firm and overseen quality control and management of large commercial and government projects. Most recently he was the facilities engineer for the Hawaiian Electric Company one of Hawaii's largest corporations.

Jon A. Wilhelm.: 41, Mr. Wilhelm is the Senior Vice President and Chief Financial Officer of the Company since 4/99. Mr. Wilhelm is a Certified Public Accountant and has significant experience of overseeing financial operations for international companies both in the United States and Europe and is familiar with financial management, regulatory requirement and corporate management. Most recently he was the controller for two hotel projects and time-share developments in Colorado.

Gail Kitaji, Ph.D.:  53, Dr. Kitaji is the Treasurer of the Company.   She
served as the Company's Principal Financial Officer and Treasurer since 5/95. Dr. Kitaji has been Operations Planning Manager (Financial) for the Lanai Company 9/91 - 9/93; VP-Finance and Controller of Alaska General Alarm, Inc., 1987 - 1989.

Richard G. MacMillan, Esq.: 59, Mr. MacMillan is the Secretary of Wall Street Financial Corporation and all its subsidiaries 1986-Present. Mr. MacMillan is an attorney in private practice in Honolulu, Hawaii. He has been a lecturer in the areas of real estate, securities and tax and also served as a District Court Judge.

(*) George S. Berean: 53, Mr. Berean is a member of the Board of Directors. He is a Senior Vice President of Wimberly Allison Tong & Goo, Architects, Planners and Consultants. He is actively involved in the design and management of new projects including hotels, resorts, condominiums, marinas, golf clubhouses, retail, renovation and mixed use projects. Mr. Berean is a licensed architect in California, Hawaii with NCARB Certifications. He has won numerous international, national and regional awards and is a member of the International Hotel Association and the American Institute of Architects.

(*) Ambassador Nigel Miguel: 37, Amb. Miguel is a member of the Board of Directors. He is President of R&M Charitables and the Belize Forever Foundation. A former college and professional basketball athlete, Mr. Miguel is actively involved in economic, cultural and sports development programs in Belize and was appointed Goodwill Ambassador in 1996, by the Country of Belize.

(*) Michael Singh: 33, Mr. Singh is a member of the Board of Directors of WSF. He is the President and Chief Operating Officer of Belize Transportation Agencies Limited ("BTAL", previously owned by the Company), FEDEX agent for Belize, and its subsidiary Mayan Freight Lines, Inc. since December 1995-Present. Between 1989 - 1995, Mr. Singh has held numerous positions with Tropical Shipping Company, Ltd., and was the Country Manager, Belize.

(*) Gordon E. Rapozo: 64, Mr. Rapozo is a member of the Board of Directors and Chairman of the Audit Committee of WSF 4/96 - Present. He is a co-founder of WSF and has been the Treasurer, Chief Financial Officer of WSF between 1987 - 2/94. Mr. Rapozo is a Public Accountant in private practice. He previously served as Senior Loan Officer and Treasurer of GECC Financial / GE Capital Hawaii, a General Electric Company.

B.  Significant Employees.  None.

C.  Family Relationships.   Mr. Keller is the father of Mr. Wilhelm.

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

                                 SUMMARY COMPENSATION TABLE
                                                     Long Term Compensation
                                             -------------------------------
                       Annual Compensation           Awards         Payout
                       --------------------  --------------------  ---------
                                     Other
Name                                 Annual   Restricted
and                                  Compen-  Stock                LTIP      All Other
Principal              Salary  Bonus sation   Award(s)   Options/  Payouts   Compensa-
Position         Year    ($)    ($)    ($)      ($)      SARs (#)    ($)     tion ($)
---------------------------------------------------------------------------------------

Gerhart Walch    1999 (1) 0     0     0       $15,000        0        0         0
 President,CEO   1998 (2) 0     0     0       $112,500       0        0         0
 Chairman        1997     0     0     0       $15,625        0        0         0

<F1>
(1) In 1999, the Company awarded Mr. Walch 75,000 shares of common stock in recognition of services as a Director. On the day of the grant, the closing market price was $.20. Therefore, for purposes of the Summary Compensation Table the dollar value of such restricted stock award was $15,000.

<F2>
(2) In 1998, the Company awarded Mr. Walch 500,000 shares at $0.20 per share in recognition for services performed in prior years, and 50,000 shares at $.25 per share for services rendered as an officer and director. Therefore, for the purposes of the Summary Compensation Table the dollar value of such restricted stock award was $112,500. The shares were issued in 1998.

No options, stock appreciation rights or long-terms incentive plan awards were issued or granted to the Company's management during the fiscal years ending December 31, 1999 and 1998. As of December 31, 1999, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this Item 10.

Compensation of Non-Employee Officers & Directors

The Company's non-employee directors are compensated $500 per board meeting attended in addition to a 50,000 shares of common stock of the Registrant per annum. The Company's non-employee officers receive consulting fees and 25,000 shares of the common stock of the Registrant per annum. The shares will be issued immediately in the Director's or Officer's name, but will be held by the Secretary of the Corporation until vesting is in full. The Company will reimburse for reasonable and approved expenses.


Employment Agreements

Effective January 1, 1999, an employment agreement was entered into with Gerhart W. Walch for a minimum 3 (three) year term. The Agreement provides for a base salary of $12,000 per month with annual adjustment, 200,000 shares of common stock and a performance based incentive bonus compensation package, consisting of cash and stock bonuses, subject to the recommendation of the Compensation Committee of the Board of Directors. On May 18, 2000, the engagement was amended and extended by mutual agreement to January 1, 2003 to allow the implementation of the Strategic Plan. The amended agreement provided for a minimum base salary of $16,666 per month with annual adjustments and other incentives. The cash portion of the compensation was deferred by G.W. Walch.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth information regarding shares of the Company's common stock beneficially owned as of December 31, 1999, by: (1) each officer and director of the Company;

(ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.


                                         Number of
                                          Shares
        Name                             Owned (1)             Percent

    Gerhart Walch (1)(2)(3)                5,035,729             14.20%
    4057 Black Point Road
    Honolulu, HI 96816

    Gordon E. Rapozo (1)                     539,258             1.52%
    187 Nawiliwili Street
    Honolulu, HI 96825

    Dr. Gail Kitaji, Ph. D. (1)              313,000              .90%
    1325 Wilder Avenue, 21 Makai
    Honolulu, HI 96822

    Richard MacMillan, Esq. (1)              321,750              .90%
    7016 Kamilo Street
    Honolulu, HI 96820

    Michael Singh (1)                        180,000              .50%
    South Street
    Belize City, Belize, C.A.

    Nigel Miguel (1)                          75,000              .20%
    12531 Chanute Street
    Pacoima, CA 91331

    All Officers and Directors             6,464,737            18.20%
    as a Group (7 persons)

    Total Shares Issued and               35,473,248           100.00%
    Outstanding

(1)  These individuals are the officers and/or directors of the Company.

(2)  Mr. Walch is the CEO and director of the Company.

(3) As the Chairman of Compradore Limited, Mr. Walch votes on behalf of Compradore Limited's 6,723,000 shares (see below).


iii. each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Compradore Limited                  6,723,000                  18.95%


(b) Security Ownership of Management.  See Item 12(a) above.

(c) Changes in Control.    No changes in control of the Registrant are
contemplated.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY
TRANSACTIONS

In 1999, the Company issued a total of 308,500 shares to officers, directors, employees and others in lieu of, or in addition to, cash compensation. These shares were issued to the following:

                                           Number               Year
         Name                            of Shares             Issued

Antoine Y. Gedeon                          33,500               1999
Gail Kitaji, Ph.D.                         25,000               1999

Richard G. MacMillan, Esq.                 25,000               1999
Gordon Rapozo                              25,000               1999
Michael Singh                              50,000               1999
Nigel Miguel                               25,000               1999
Gerhart W. Walch & Nancy Atmospera-Walch
   Trust                                   75,000               1999
Roy Adaniya                                50,000               1999


Parents of Company

The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 12.


ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.   No Exhibits are filed with this Report.

(b)  Reports on Form 8-K

     March 4,  1999  Other Events
     March 24, 1999 Acquisition / Disposition of Assets and Other Events April 17, 2000 Other Events


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WALL STREET FINANCIAL CORPORATION


By /s/ Gerhart W. Walch                                     August 16, 2000
    Gerhart W. Walch
    President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                           Date

/s/ Gerhart W. Walch          President                     August 16, 2000
                              and Director

/s/ George S. Berean          Director                      August 16, 2000

/s/ Nigel Miguel              Director                      August 16, 2000

/s/ Gordon E. Rapozo          Director                      August 16, 2000
                              Chairman Audit Committee
                              and Chairman Compensation
                              Committee

/s/ Michael Singh             Director                      August 16, 2000











[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                     YEAR
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               DEC-31-1999
[CASH]                            2822
[SECURITIES]                         0
[RECEIVABLES]                   444445
[ALLOWANCES]                         0
[INVENTORY]                          0
[CURRENT-ASSETS]                770072
[PP&E]                           44369
[DEPRECIATION]                  (20055)
[TOTAL-ASSETS]               138613126
[CURRENT-LIABILITIES]          3002348
[BONDS]                              0
[COMMON]                        345732
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY] 138613126
[SALES]                              0
[TOTAL-REVENUES]               2211236
[CGS]                                0
[TOTAL-COSTS]                  1134500
[OTHER-EXPENSES]                     0
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]              339895
[INCOME-PRETAX]                 736842
[INCOME-TAX]                         0
[INCOME-CONTINUING]             736842
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                    736842
[EPS-BASIC]                    .0020
[EPS-DILUTED]                    .0020

