Form 10QSB
period 2000-03-31
WSF CORP
filed 2000-09-05
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                     Outstanding at March 31, 2000

    $.01 par value                                       43,221,063

Transitional Small Business Disclosure Format (Check one) Yes     No  X



















                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                              WSF CORPORATION

                    For the Quarter ended March 31, 2000

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - March 31, 2000 and
                     December 31, 1999                              .....3

                  Statement of Operations - Three months
                     ended March 31, 2000 and 1999                  .....5

                  Statements of Cash Flows - Three months
                     ended March 31, 2000 and 1999                  .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....13

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....14

Item 5.        Other Information                                    ....14

Item 6.(a)     Exhibits                                             ....14

Item 6.(b)     Reports on Form 8-K                                  ....14

























                               WSF CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,       December 31,
                                                   2000              1999
                                       note     (unaudited)       (audited)
        Assets

Current Assets
 Cash                                             $  ---               $2,822
 Accounts receivable-trade                         70,000              70,000
 Accounts receivable-related parties              438,598             374,445
 Prepayment                                       156,800             156,800
 Interest receivable                              187,727             166,004
                                             ------------        ------------
       Total current assets                       853,125             770,071
                                             ------------        ------------

Note receivable                                   100,000             100,000

Property, plant and equipment
 Furniture, fixtures and equipment                 32,769              32,769
 Vehicle                                           11,600              11,600
                                             ------------        ------------
                                                   44,369              44,369
 Less:  accumulated depreciation                  (20,717)            (20,055)
                                             ------------        ------------
Property plant and equipment-net                   23,652              24,314
                                             ------------        ------------


Deferred Expenditure                            1,715,401           1,707,975

Forest Resource                               134,500,000         134,500,000

Organization cost                                  24,567              24,567
 Less: accumulated depreciation                    (7,984)             (7,370)
                                             ------------        ------------
                                                   16,583              17,197

Sinking funds                           1       1,210,938           1,210,938

Investment                                         12,631              12,631
                                             ------------        ------------
                                             $138,432,330        $138,343,126
                                             ============        ============
















 The notes on page 7 form an integral part of these financial statements

                               WSF CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     2000           1999
                                       note       (unaudited)     (audited)


 Liabilities and Shareholders' Equity


Current Liabilities
 Short-term debt                                     $40,405         $42,505
 Convertible promissory notes payable              1,484,809       1,726,961
 Accounts payable-trade                              327,845         349,740
 Accounts payable-officers/directors     2           107,042         222,369
                                                ------------    ------------
                                                   1,960,101       2,341,575
                                                ------------    ------------
Accrued liabilities
 Interest payable-officers                            15,170         108,026
 Interest payable-others                             647,567         587,331
                                                ------------    ------------
                                                     662,737         695,357
                                                ------------    ------------
     Total current liabilities                     2,622,838       3,036,932

Notes Payable-officers/directors                     161,353         903,904
Reserve                                              810,292         810,292
Notes Payable-others                     3         9,860,978       9,618,825
                                                ------------    ------------
     Total liabilities                            13,455,461      14,369,953

Deferred Revenue                                  63,625,000      63,925,000

Long-term debts                          4         1,275,000       1,275,000

Shareholders' Equity
 Common stock-authorized, 100,000,000
  shares of $.01 par value; issued
  and outstanding 43,221,063 shares
  at 03/31/00 and 35,473,248 at 1999                 432,211         354,732
 Common stock-subscribed, 475,000
  shares of $.01 par value at 03/31/00
  and 1,127,103 at 1999                                4,750          11,271
 Additional paid-in capital                       58,587,964      57,349,774
 Additional paid in capital-subscribed               156,074         165,074
 Retained earnings                                   895,870         892,322
                                                ------------    ------------
                                                  60,076,869      58,773,173
                                                ------------    ------------
                                                $138,432,330    $138,343,126
                                                ============    ============











  The notes on page 7 form an integral part of these financial statements.

                               WSF CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      for Three Months Ending March 31,


                                                 2000                1999
                                              (unaudited)         (unaudited)


Revenue
 (Loss)/gain on investment                          ---              ($5,579)
 Operations-gross profit                         300,000             300,410
 Interest income                                  21,723              20,404
 Other income                                       ---               14,811
                                                --------           ---------
                                                 321,723             330,046
                                                --------           ---------

Expenses
 Operating expenses                              191,494             172,727
 Interest expense                                125,406             126,083
 Depreciation/amortization                         1,276              30,262
                                                --------           ---------
                                                 318,176             329,072
                                                --------           ---------

(Loss)/Income from operations                     $3,547                $977
                                                ========           =========

Net income/per share from operation              $0.0001             $0.0000
                                                ========           =========

































The notes on page 7 form an integral part of these financial statements.

                               WSF CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Three Months Ended March 31,


                                                     2000            1999
                                                  (unaudited)     (unaudited)

Cash flows from operating activities:

 Net income from operations                            3,547            $977

Items not affecting working capital
 depreciation                                          1,276          30,262

Changes in assets and liabilities:
 (decr)/inc in accounts payable-officers/directors  (115,327)         61,797
 decrease in interest payable-officers/directors     (92,856)        (84,163)
 increase in interest payable-others                  60,236         112,039
 (incr)/decr in deferred expenditures                 (7,426)         10,000
 decrease in deferred revenues                      (300,000)       (300,000)
 dec/(inc)in related party receivable                (64,153)         19,908
 increase in interest receivable-other               (21,723)        (20,404)
 inc/(decr) in other assets & liabilities           (266,146)         60,142
                                                  ----------       ---------
                                                    (802,572)       (109,541)
                                                  ----------       ---------

Cash flows from financing activities:

 inc/(decr) in notes payable-ofc/dir                (842,551)         38,172
 inc/(decr)in convertible notes payable              242,153          75,000
 Proceeds from sale of shares                        100,000            ---
 Issuance of shares to convert debt to equity      1,315,669            ---
 (Decrease) in shares to be issued                   (15,521)         (8,423)
                                                  ----------       ---------
                                                     799,750         104,749
                                                  ----------       ---------
Net increase/decrease) in cash                        (2,822)         (4,792)
Cash at beginning of year                              2,822           4,792
                                                  ----------       ---------
Cash at end of period                                  $---            $---
                                                  ==========       =========

Cash paid during the period for:
Interest                                                $0              $0




















The notes on pages 7 form an integral part of these financial statements.

                                      -6-
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.


The 10-QSB filing condensed financial statements for the three months ending March 31, 2000, consists of the consolidated financial statements of WSF Corporation (the "Company" or "WSF"). It includes its subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwood Limited, Wall Street Internet Corporation, Mile 13 1/2 Limited and its 23.6% interest in Compradore Limited.

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


2.    Accounts payable-officers/directors

Increase from December 31, 1999, represents amounts from convertible notes payable, accrued interest payable, accrued compensation, and conversion of other accounts payable due to officers and directors exercising conversion option for stock.


3.    Notes payable-other

The increase in Notes payable-other to $9,860,978 at March 31, 2000 from $9,618,825 at December 31, 1999, is due to the conversion of accounts payables to notes payable.


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


LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at March 31, 2000, were $138,432,330 as compared to $138,343,126 at December 31, 1999. As of March 31, 2000, the Company had a cash balance of $0, compared to December 31, 1999 cash balance of $2,822. On March 31, 2000, current assets of the Company were $853,125 compared to $770,071 at December 31, 1999.

Forest Resource

Forest Resource was $134,500,000 at March 31, 2000, and $134,500,000 at December 31, 1999,and consists of about 14,576 acres dense broad-leaf forest range. The Company is in the process of establishing an ecologically sound Forestry Management and Timber Processing Plan calling for the harvesting and processing of timber from this combined with controlled harvesting from other forestry concessions to be used for export and secondary wood-processing of value-added products.

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

Liabilities for the Company were $13,445,461 at March 31, 2000, compared to $14,369,953 at December 31, 1999. Of these liabilities, $9,518,825 is due to an affiliate at March 31, 2000 and $9,518,825 at December 31, 1999. The liability was substantially reduced during 1998 due to conversion of a portion of the debt to equity.






                                   -9-
Current liabilities

Current liabilities for the Company were $2,622,838 at March 31, 2000, compared to $3,036,932 at December 31, 1999. The reduction in current liabilities is a result of the Company's strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to continue to convert, re-negotiate or pay all or a portion of the current liabilities during 2000 and 2001, however no assurance can be given to that effect.


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


Shareholders' Equity

The Company has shareholders' equity in the amount of $60,076,869 at March 31, 2000, compared to $58,773,173 at December 31, 1999.


RESULT OF OPERATIONS

Revenues

The Company had revenues of $321,723 for the three month period ending March 31, 2000, as compared to $330,046 for the comparable quarter in 1999. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans are successfully executed.

Expenses

Expenses decreased to $318,176 for the three months ending March 31, 2000, compared to $329,072 for the comparable quarter in 1999. The decrease in expenses is due to reorganization of operations at the Mayan Plantations and Mayan Resorts.


Net Operating income

There was a net operating income of $3,547 for the Quarter ended March 31, 2000 compared to a net operating profit of $977 for the comparable quarter in 1999.


PLAN OF OPERATIONS

(a) General

To achieve its economic objectives, the Company provides capital to its wholly owned subsidiary, the WSF Trust Corporation of Belize, Ltd. ('the Trust Company'), which in turn makes investment in synergistic companies and/or enters into joint ventures with qualified strategic partners.

The Company completed its Master - Land Use Plan for the 31,423.45-acre Mayan
Plantation and its Phase I Development Plan.   Subject to the successful
implementation of its funding strategy with its bankers, a leading international banking house, the Company will be awarding contracts to its long-time design,

                                -10-
planning & architectural company, to a major international hotel management company and to a subsidiary of a major European Construction company that will engage local subcontractors.

The development and construction efforts will be directed by a Design/Build Team under the leadership of the company's planners and architects, Wimberly Allison Tong & Goo, a major international hotel management firm, and a major U.S. construction firm as the General Contractor, who is responsible for the on-time and on-budget for the Phase I - development projects more fully described herein.


(b) Operations

The Company's activities during 2000 were focused on (i) implementing the Mayan Plantation revitalization plans, (ii) the preparation of the various Phase I development plans, (iii) raising of working capital and development financing and (iv) the generation of revenues from the sale of plantation related products and services.

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


(iii) Belize Science & Technology Center. An 800-acre portion of the Estate, at its closest point to the North American Highway and the Belize International Airport will be developed into the Belize Science and Technology Center and incubator facility. It will be occupied primary be two types of enterprises, namely software development houses and Internet Service providers. It is designed as an advanced light industrial research and development complex,


                                      -11-
carefully master planned to embrace the unique environmental wonders of Belize. Large swaths of existing jungle are preserved as "Nature (green) Corridors" throughout the complex. Lakes are planned as wetland features to provide habitat for native water birds and other fauna. The corridors also serve to separate industrial lots into "Industry Clusters" to promote synergy between similar disciplines in the field of high technology designs. The Park will be self-intelligent with fiber optic cable connections to super computers and satellite linkages. The master Plan will allow maximum site plan flexibility and expansion to accommodate both small and large tenants. Belize's close proximity to the U.S. and its pro-business attributes, such as aggressive incentive programs including but not limited to tax holidays, will give International companies the necessary incentive and a competitive edge.


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


(d)  Risk Factors

The Company's ability to implement the above-described plan of operations will, to a large extent, be dependent upon management's ability to obtain the necessary

                                 -12-
funding for the implementation of the Phase I - Development Projects. The Company's success will also depend on raising or generating sufficient working capital for administration and operations, including the implementation of the Plantation's revitalization plan. While the Company is confident in producing the required investment and working capital, there can be no assurance that such capital will become available as required. The Company will continue its efforts to raise sufficient funds through a placement of debt or equity instruments to develop the required infrastructure for projects described above, and for the development of the golf course and the pre-sale of lots, homes and villas.

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


(f)  Impact of Future Accounting Pronouncement

None


PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings


At March 31, 2000, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:

COMPRADORE vs. Raymond Y. C. Ho, Elizabeth Ho, Bucky Fong, et al.

On July 31, 1997, Compradore Limited, an affiliate of the Company, at the instruction of the Company, (WSF's ownership in Compradore is 23.6% of the issued and outstanding capital stock, and WSF Trust Corporation of Belize Limited is the sole trustee and asset manager of a 31,423.45 acres Compradore Limited owns), filed a lawsuit against Raymond Y.C. Ho, the former Chairman and Chief Executive Officer of the Company, as well as of Compradore Limited, demanding specific performance on a purchase agreement. This case was set for trial on October 4, 1999, but was postponed to 2000 due to a hospitalization of Mr. Ho and trial schedule reasons of the Company's counsel. A new trial date has been set for the first week of July 2000. However, due to a new hospitalization of Mr. Ho and substitution of legal counsel, the trial has been further delayed.

The Company is confident that Compradore Limited will prevail in its efforts and that a settlement or judgment at trial will resolve this case to the satisfaction of the Company. The Company has a claim for significant damages for attorney's fees; punitive damages and payment of all Company's court costs and legal fees.

WSF CORPORATION vs. SANDHILL ENTERPRISES, GRIMME et al. (An American Arbitration Association arbitration case and settlement, which is in process of being re-filed)


                               -13-
An arbitration case filed in October 1998, settled on April 29, 1999, resulted in a reduction of the purchase price of the Asset Purchase Agreement for the 229-acre sawmill property. Pursuant to the Arbitration Settlement, Sandhill was required to place the title certificate with Title Guaranty Escrow Services, Inc. WSF was required to pay $30,000 by September 30, 1999, through escrow and $315,000 by August 15, 1999. On August 13, 1999, two days before closing of Escrow, the Company received an Order of the Supreme Court of Belize, action #387, restraining Sandhill Enterprises from selling and transferring the property to the Company. This order was never revoked. On August 26, 1999, Sandhill Enterprises obtained, from a different judge in Belize, Action No 450, to repossess the property from the Company. The Company plans to re-open and pursue the Arbitration Settlement case in the near future, whereby it will claim damages for breach of Settlement Agreement and punitive damages as well as recovery of legal fees and court costs.

Item 2.  Changes in Securities

None.

Item 3.  Default upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6. (a) Exhibits

No Exhibits are filed with this report


(b)  Report on Form 8-K.

     A Form 8-K was filed on April 17, 2000






SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-QSB, and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.


Dated:      September 5, 2000


                                           WSF CORPORATION

                                           /s/  Gerhart W.  Walch
                                            Chairman, President &
                                            Chief Executive Officer







                                  -14-