Form 10QSB
period 2000-06-30
WSF CORP
filed 2000-09-05
CIK 837491

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                     Outstanding at June 30, 2000

    $.01 par value                                       43,211,063

Transitional Small Business Disclosure Format (Check one) Yes     No  X



















                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                              WSF CORPORATION

                    For the Quarter ended June 30, 2000

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - June 30, 2000 and
                     December 31, 1999                              .....3

                  Statement of Operations - Six months
                     ended June 30, 2000 and 1999                   .....5

                  Statements of Cash Flows - Six months
                     ended June 30, 2000 and 1999                   .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....13

Item 2.        Changes in Securities                                ....14

Item 3.        Defaults Upon Senior Securities                      ....14

Item 4.        Submission of Matter to a Vote of Security Holders   ....14

Item 5.        Other Information                                    ....14

Item 6.(a)     Exhibits                                             ....15

Item 6.(b)     Reports on Form 8-K                                  ....15























                               WSF CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 June 30,       December 31,
                                                   2000              1999
                                       note     (unaudited)       (audited)
        Assets

Current Assets
 Cash                                             $  ---               $2,822
 Accounts receivable-trade                         73,000              70,000
 Accounts receivable-related parties              438,598             374,445
 Prepayment                                       156,800             156,800
 Interest receivable                              209,793             166,004
                                             ------------        ------------
       Total current assets                       878,191             770,071
                                             ------------        ------------

Note receivable                                   100,000             100,000

Property, plant and equipment
 Furniture, fixtures and equipment                 35,519              32,769
 Vehicle                                           11,600              11,600
                                             ------------        ------------
                                                   47,119              44,369
 Less:  accumulated depreciation                  (21,379)            (20,055)
                                             ------------        ------------
Property plant and equipment-net                   25,740              24,314
                                             ------------        ------------


Deferred Expenditure                            1,722,794           1,707,975

Forest Resource                               134,500,000         134,500,000

Organization cost                                  24,567              24,567
 Less: accumulated depreciation                    (8,598)             (7,370)
                                             ------------        ------------
                                                   15,969              17,197

Sinking funds                           1       1,210,938           1,210,938

Investment                                         12,631              12,631
                                             ------------        ------------
                                             $138,466,263        $138,343,126
                                             ============        ============
















 The notes on page 7 form an integral part of these financial statements

                                      -3-



                               WSF CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
                                                     2000           1999
                                       note       (unaudited)     (audited)


 Liabilities and Shareholders' Equity


Current Liabilities
 Short-term debt                                     $38,505         $42,505
 Convertible promissory notes payable              1,484,809       1,726,961
 Accounts payable-trade                              396,929         349,740
 Accounts payable-officers/directors     2           220,997         222,369
                                                ------------    ------------
                                                   2,141,240       2,341,575
                                                ------------    ------------
Accrued liabilities
 Interest payable-officers                            19,532         108,026
 Interest payable-others                             708,034         587,331
                                                ------------    ------------
                                                     727,566         695,357
                                                ------------    ------------
     Total current liabilities                     2,868,806       3,036,932

Notes Payable-officers/directors                     170,728         903,904
Reserve                                              810,292         810,292
Notes Payable-others                     3         9,860,978       9,618,825
                                                ------------    ------------
     Total liabilities                            13,710,804      14,369,953

Deferred Revenue                                  63,325,000      63,925,000

Long-term debts                          4         1,275,000       1,275,000

Shareholders' Equity
 Common stock-authorized, 100,000,000
  shares of $.01 par value; issued
  and outstanding 43,221,063 shares
  at 06/30/00 and 35,473,248 at 1999                 432,211         354,732
 Common stock-subscribed, 475,000
  shares of $.01 par value at 06/30/00
  and 1,127,103 at 1999                                4,750          11,271
 Additional paid-in capital                       58,587,964      57,349,774
 Additional paid in capital-subscribed               156,074         165,074
 Retained earnings                                   974,460         892,322
                                                ------------    ------------
                                                  60,155,459      58,773,173
                                                ------------    ------------
                                                $138,466,263    $138,343,126
                                                ============    ============










  The notes on page 7 form an integral part of these financial statements.

                                      -4-


                                         WSF CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                                                 for Quarter ended      for the six months ended
                                                     June 30,                    June 30,
                                                2000         1999          2000           1999

Revenue
 Investment (loss)/gain                           ---        (7,134)          ---        (12,713)
 Operating-gross profit                        301,250      300,000        601,250       600,410
 Interest income                                22,066       20,726         43,789        41,130
 Other                                            ---          ---            ---         14,811
                                              --------    ---------      ---------     ---------
                                               323,316      313,592        645,039       643,638
                                              --------    ---------      ---------     ---------

Expenses
 Operating expenses                            177,885      115,259        369,378       287,983
 Interest expense                               64,829      101,737        190,235       227,820
 Depreciation                                    1,276       30,262          2,553        60,524
                                              --------    ---------      ---------     ---------
                                               243,990      247,258        562,166       576,327
                                              --------    ---------      ---------     ---------

Income/(loss) from operations                  $79,326      $66,334        $82,873       $67,311
                                              ========    =========       ========     =========


Net income/(loss) per share from operations    $0.0102      $0.0019        $0.0019       $0.0019
                                              ========    =========       ========      ========









































The notes on page 7 form an integral part of these financial statements.

                                      -5-
                               WSF CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           Six Months Ended June 30,


                                                     2000            1999
                                                  (unaudited)     (unaudited)

Cash flows from operating activities:

 Net income/(loss) from operations                   $82,873         $67,311

Items not affecting working capital
 Depreciation                                          2,553          60,524

Changes in assets and liabilities:
 (Decr)/incr in accounts payable-ofc/dir              (1,372)         84,681
 Decrease in interest payable-officers/directors     (88,494)        (60,262)
 Increase in interest payable-others                 120,703         189,846
 (Incr)/decr in deferred expenditures                (14,819)         10,000
 Decrease in deferred revenues                      (600,000)       (600,000)
 Increase in interest receivable-other               (43,789)        (41,130)
 Increase in related party receivables               (64,153)        (50,014)
 (Dec)/inc in other assets & liabilities            (202,699)         42,413
                                                  ----------       ---------
                                                    (809,197)       (381,457)
                                                  ----------       ---------

Cash flows from investing activities:

 Purchase of furniture, fixtures, equipment           (2,750)           ---
                                                  ----------        --------
Net cash used in investing activities                 (2,750)           ---
                                                  ----------        --------


Cash flows from financing activities:

 Inc/(dec)notes payable-officers/directors          (833,176)         47,755
 Inc/(dec)in convertible notes payable               242,153         337,153
 Proceeds from sale of shares                        100,000            ---
 Issuance of shares to convert debt to equity      1,315,669            ---
 (Decrease) in shares to be issued                   (15,521)         (8,423)
                                                  ----------       ---------
                                                     809,125         376,485
                                                  ----------       ---------
Net increase/decrease) in cash                        (2,822)         (4,972)
Cash at beginning of year                              2,822           4,972
                                                  ----------       ---------
Cash at end of period                                  $---            $---
                                                  ==========       =========

Cash paid during the period for:
Interest                                                $0              $0











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


The 10-QSB filing condensed financial statements for the six months ending June 30, 2000, consists of the consolidated financial statements of WSF Corporation (the "Company" or "WSF"). It includes its subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation Hardwood Limited, Wall Street Internet Corporation, Mile 13 1/2 Limited and its 23.6% interest in Compradore Limited.

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


3.    Notes payable-other

The increase in Notes payable-other to $9,860,978 at June 30, 2000 from $9,618,825 at December 31, 1999 is due primarily to the conversion of accounts payables to notes payable.


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


LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at June 30, 2000, were $138,466,263 as compared to $138,343,126 at December 31, 1999. As of June 30, 2000, the Company had a cash balance of $0, compared to December 31, 1999 cash balance of $2,822. On June 30, 2000, current assets of the Company were $878,191 compared to $770,071 at December 31, 1999.

Forest Resource

Forest Resource was $134,500,000 at June 30, 2000, and $134,500,000 at December 31, 1999, and consists of about 14,576 acres dense broad-leaf forest range. The Company is in the process of establishing an ecologically sound Forestry Management and Timber Processing Plan calling for the harvesting and processing of timber from this combined with controlled harvesting from other forestry concessions to be used for export and secondary wood-processing of value-added products.

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

Liabilities for the Company were $13,710,804 at June 30, 2000, compared to $14,369,953 at December 31, 1999. Of these liabilities, $9,518,825 is due to an affiliate at June 30, 2000 and $9,518,825 at December 31, 1999. The liability was substantially reduced during 1998 due to conversion of a portion of the debt to equity.




                                   -9-
Current liabilities

Current liabilities for the Company were $2,141,240 at June 30, 2000, compared to $2,341,575 at December 31, 1999. The reduction in current liabilities is a result of the Company's strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to continue to convert, re-negotiate or pay all or a portion of the current liabilities during 2000 and 2001, however no assurance can be given to that effect.


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


Shareholders' Equity

The Company has shareholders' equity in the amount of $60,155,459 at June 30, 2000, compared to $58,773,173 at December 31, 1999.


RESULT OF OPERATIONS

Revenues

The Company had revenues of $323,316 for the three month period ending June 30, 2000, as compared to $313,592 for the comparable quarter in 1999. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans are successfully executed.

Expenses

Expenses decreased to $243,990 for the three months ending June 30, 2000, compared to $247,258 for the comparable quarter in 1999. The decrease in expenses is due to reorganization of operations at the Mayan Plantations and Mayan Resorts.


Net Operating Income

There was a net operating profit of $79,326 for the Quarter ended June 30, 2000 compared to $66,334 for the comparable quarter in 1999.



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

To accelerate the execution of its plans and to gain additional in-house expertise, the Company plans to acquire several smaller, synergistic, successful U.S. companies. The Company has engaged merger and acquisition advisors to assist the Company in its efforts and the Company has entered into preliminary negotiations with suitable acquisition candidates.

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

Mayan Plantation plans to operate a sawmill, and wood processing plant, producing high quality hardwood products for its own development uses as well as for the export market. Mayan Plantation will be capable of producing virtually all of the wood products and millwork for planned residential, commercial and resort development projects. All forest operations will be based on sustained yield management as recommended by the company's forest management consultants. The Company owns these timber resources in perpetuity. The Company will actively pursue the acquisition of an established U.S. based hardwood manufacturing company to assist with the implementation of this plan.

Mayan Plantation's revitalization plan also focuses on the increase in the current cattle and other livestock operations and on planting and harvesting diversified crops, as well as plants and flowers, for landscape architecture and the hospitality industry.

(ii) Mayan Resort Belize & Cultural Center. A 1,000-acre portion of the Estate will be used on the shoreline for the development of the Mayan Resort. The Company has assembled a highly qualified design/build team for the implementation of the development plan and also has accepted a proposal for the management of the Mayan Resort from a leading resort/hotel management company.


                                 -11-
The resort property can be accessed both by land and by water, and it will offer a wide variety of resort activities and amenities in the context of ecologically sound, sustainable growth. Adjacent to the Mayan Resort, A Mayan Cultural Center and Theme Park, on about 5,000-acres of land with miles of shoreline, will be developed to become one of the major tourist attractions of Belize or even Central America. The main attraction will be the well-known Mayan Temple at Rocky Point. We believe this historical Mayan ruin is thousands of years old and is located admits three picturesque lagoons.


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


(iv) The Belize Institute of Technology (BIT). At its core and as the first anchor tenant, the Science and Technology Center will feature the Belize Institute of Technology, a joint venture with a major U.S. university. The Institute is envisioned as a web-based electronic campus composed of sophisticated research and training facilities oriented to advanced information technology and related services. The Institute will provide a unique framework for teaching and delivering technological advancements and innovations in a tropical - green - environment. By combining a range of the very best research and teaching facilities with the most forward -thinking minds in the industry, the Institute will become a hub for cross training, networking and collaboration. The sharing of facilities at a single location will generate exciting synergy for research and development between related disciplines.
The Company has secured a commitment from a major U.S. university to participate in the development and management of the BIT.

Commercial administrative offices are envisioned for corporations to headquarter their operations near the BIT and it's super computers. Situated behind lush tropical landscape and water features near the entrance of the Institute, the corporate architecture will serve to showcase the purpose of the park as a venue for advance technological innovations.

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


(v) Belize Equestrian Estates. A 2,000-acre portion of the estate will be used on the shoreline for the development of a world-class equestrian community with two hundred (200) 5-acre Equestrian Estates configured around generous open space corridors that are linked by road and horse trail to a modern Equestrian Center. It will consist of a clubhouse with guest suites, equestrian facilities,

                                  -12-
racetrack with gaming facilities, polo-fields and stables. The Belize Equestrian Center will be a private members club. There are currently 140 Charter membership subscriptions. Among those subscribing are several world renown athletes and entertainers forming a solid foundation for the goal of 2,000 members, locally and internationally. The Company has secured the participation of an Olympic Equistrian medal winner as an advisor for the development and management of this equestrian center.


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


(f)  Impact of Future Accounting Pronouncement

None


PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings


At June 30, 2000, the Registrant was a party to several lawsuits as plaintiff or defendant, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations, including:


                                   -13-
COMPRADORE vs. Raymond Y. C. Ho, Elizabeth Ho, Bucky Fong, et al.

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

None.

Item 3.  Default upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

None.


Item 5.  Other Information

(a) The Company entered into a second stock option agreement with an institutional investor, who exercised a first stock option and paid $100,000 during the first quarter of 2000, for shares at a total purchase price of $762,000, at an average price of $.38/share, exercisable during the third and fourth quarters of 2000.

(b) On April 1, 2000, the Company engaged Robert A. Keller as the Senior Vice President of Operations. Mr. Keller has significant experience in a variety of development projects and will oversee the implementation of the Plantation Revitalization and the implementation of a sustainable and ecologically sound


                                   -14-
Development Plan on all properties owned or managed by the Company. He has worked as chief engineer for a mechanical contracting firm and overseen quality control and management of large commercial and government projects. Most recently he was the facilities engineer for the Hawaiian Electric Company one of Hawaii's largest corporations.

      On April 1, 2000, the Company engaged Jon A. Wilhelm as the Senior Vice President and Chief Financial Officer of the Company since 4/99. Mr. Wilhelm is a Certified Public Accountant and has significant experience of overseeing financial operations for international companies both in the United States and Europe and is familiar with financial management, regulatory requirement and corporate management. Most recently he was the controller for two hotel projects and time-share developments in Colorado.


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