Form 10QSB
period 2000-09-30
WSF CORP
filed 2000-11-22
CIK 837491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10- QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                     Outstanding at September 30, 2000

    $.01 par value                                       44,807,997

Transitional Small Business Disclosure Format (Check one) Yes     No  X







                                FORM 10- QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                              WSF CORPORATION

                  For the Quarter ended September 30, 2000

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                      PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Consolidated Balance Sheets - September 30, 2000 and
                     December 31, 1999                              .....3

                  Statement of Operations - Nine months
                     ended September 30, 2000 and 1999              .....5

                  Statements of Cash Flows - Nine months
                     ended September 30, 2000 and 1999              .....6

               Notes to Financial Statements                        .....7

Item 2.        Management Discussion and Analysis of
               Financial Condition and Results of Operations        .....8


                         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                    ....15

Item 2.        Changes in Securities                                ....15

Item 3.        Defaults Upon Senior Securities                      ....16

Item 4.        Submission of Matter to a Vote of Security Holders   ....16

Item 5.        Other Information                                    ....16

Item 6.(a)     Exhibits                                             ....16

Item 6.(b)     Reports on Form 8-K                                  ....16













                               WSF CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                               September 30,     December 31,
                                                   2000              1999
                                       note     (unaudited)       (audited)
        Assets

Current Assets
 Cash                                             $  ---               $2,822
 Accounts receivable-trade                         65,195              70,000
 Accounts receivable-related parties               17,090             374,445
 Prepayment                                       156,800             156,800
 Interest receivable                              232,208             166,004
 Work in process                                  145,720                ---
                                             ------------        ------------
       Total current assets                       617,013             770,071
                                             ------------        ------------

Note receivable                                   624,800             100,000

Property, plant and equipment
 Furniture, fixtures and equipment                 77,897              32,769
 Vehicle                                           26,180              11,600
 Building                                         126,750                ---
                                             ------------        ------------
                                                  230,827              44,369
 Less:  accumulated depreciation                  (50,915)            (20,055)
                                             ------------        ------------
Property plant and equipment-net                  179,912              24,314
                                             ------------        ------------


Deferred Expenditure                            1,722,794           1,707,975

Forest Resource                               134,500,000         134,500,000

Organization cost                                  24,567              24,567
 Less: accumulated depreciation                    (9,213)             (7,370)
                                             ------------        ------------
                                                   15,354              17,197

Sinking funds                           1       1,210,938           1,210,938

Investment                                         12,631              12,631
                                             ------------        ------------
                                             $138,883,442        $138,343,126
                                             ============        ============





 The notes on page 7 form an integral part of these financial statements

                                      -3-
                               WSF CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     2000           1999
                                       note       (unaudited)     (audited)

Liabilities and Shareholders' Equity

Current Liabilities
 Short-term debt                                     $13,473         $42,505
 Convertible promissory notes payable              1,483,808       1,726,961
 Accounts payable-trade                              174,405         349,740
 Accounts payable-officers/directors     2           160,397         222,369
                                                ------------    ------------
                                                   1,832,083       2,341,575
                                                ------------    ------------
Accrued liabilities
 Interest payable-officers                            24,296         108,026
 Interest payable-others                             769,009         587,331
 Notes payable-others                                  2,851            ---
                                                ------------    ------------
                                                     796,156         695,357
                                                ------------    ------------
     Total current liabilities                     2,628,239       3,036,932

Notes payable-officers/directors                     229,016         903,904
Reserve                                              810,292         810,292
Notes payable-others                     3         9,860,978       9,618,825
                                                ------------    ------------
     Total liabilities                            13,528,525      14,369,953

Deferred Revenue                                  63,025,000      63,925,000

Long-term debts                          4         2,105,910       1,275,000

Shareholders' Equity
 Common stock-authorized, 100,000,000
  shares of $.01 par value; issued
  and outstanding 44,807,997 shares
  at 09/30/00 and 35,473,248 at 1999                 448,080         354,732
 Common stock-subscribed, 850,000
  shares of $.01 par value at 09/30/00
  and 1,127,103 at 1999                                8,500          11,271
 Additional paid-in capital                       55,660,448      57,349,774
 Additional paid in capital-subscribed               160,674         165,074
 Retained earnings                                 3,918,055         892,322
 Minority shareholders' retained earnings             28,250            ---
                                                ------------    ------------
                                                  60,224,007      58,773,173
                                                ------------    ------------
                                                $138,883,442    $138,343,126
                                                ============    ============

  The notes on page 7 form an integral part of these financial statements.

                                      -4-

                                         WSF CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
					     (unaudited)
                                                 for Quarter ended      for the nine months ended
                                                     Sep 30,                    Sep 30,
                                                2000         1999          2000           1999

Revenue
Investment (loss)/gain                           ---          7,134           ---          6,780
 Operating-gross profit                        300,000      303,800        901,250       730,686
 Interest income                                22,415       21,053         66,203        13,030
 Other                                       3,695,348        ---        3,695,348          ---
                                             ---------    ---------      ---------     ---------
                                             4,017,763      331,987      4,662,801       750,496
                                             ---------    ---------      ---------     ---------

Expenses
 Cost of sales                                 676,067        ---          676,067         ---
 Operating expenses                            452,291       64,786        821,669       365,181
 Interest expense                               93,984      103,677        284,219       331,497
 Depreciation                                    8,381       30,262         10,934        90,786
 Other expense                                   ---          1,535           ---          1,535
                                             ---------    ---------      ---------     ---------
                                             1,230,723      200,260      1,792,889       788,999
                                             ---------    ---------      ---------     ---------

Income/(loss) from operations                2,787,040      131,727      2,869,912       186,626

Less income/(loss) due to minority s/h          28,250        ---           28,250          ---

Net income                                  $2,758,790     $131,727     $2,841,662      $186,626
                                            ==========     ========     ==========      ========



Net income/(loss) per share from operations    $0.0616      $0.0004        $0.0634       $0.0005
                                              ========    =========       ========      ========




















The notes on page 7 form an integral part of these financial statements.

                                      -5-
                               WSF CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Nine Months Ended September 30,

                                                     2000            1999
                                                  (unaudited)     (unaudited)

Cash flows from operating activities:

 Net income/(loss) from operations                $2,841,662        $186,626

Items not affecting working capital
 Depreciation                                         10,934          90,786

Changes in assets and liabilities:
 (Decr)/incr in accounts payable-ofc/dir             (61,972)        120,665
 Decrease in interest payable-officers/directors     (83,730)        (35,047)
 Increase in interest payable-others                 181,678         268,307
 (Incr)/decr in deferred expenditures                (14,819)         10,000
 Decrease in deferred revenues                      (900,000)       (900,000)
 Increase in interest receivable-other               (66,204)        (62,183)
 Increase in related party receivables               357,355         (67,996)
 (Dec)/inc in other assets & liabilities            (891,029)         (9,803)
                                                  ----------       ---------
                                                  (1,373,875)       (398,645)
                                                  ----------       ---------

Cash flows from investing activities:

 Purchase of furniture, fixtures, equipment         (186,458)           ---
                                                  ----------        --------
Net cash used in investing activities               (186,458)           ---
                                                  ----------        --------


Cash flows from financing activities:

 Inc/(dec)notes payable-officers/directors        (1,299,688)         64,943
 Inc/(dec)in convertible notes payable               243,143         337,153
 Proceeds from sale of shares                        178,223            ---
 Issuance of shares to convert debt to equity       (304,746)           ---
 (Decrease) in shares to be issued                    (7,171)         (8,423)
                                                  ----------       ---------
                                                  (1,190,239)        393,673
                                                  ----------       ---------
Net increase/decrease) in cash                        (2,822)         (4,972)
Cash at beginning of year                             (2,822)          4,972
                                                  ----------       ---------
Cash at end of period                                  $---            $---
                                                  ==========       =========
Cash paid during the period for:
Interest                                                $0              $0


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

The 10-QSB filing condensed financial statements for the nine months ending September 30, 2000, consists of the consolidated financial statements of WSF Corporation (the "Company" or "WSF"). It includes its subsidiaries WSF Trust Corporation of Belize Limited, Mayan Resorts Limited, Mayan Plantation
Hardwood Limited, Wall Street Internet Corporation, Mile 13 1/2 Limited and its 23.6% interest in Compradore Limited, 60% interest in AirCare Technologies, and 60% interest in Preferred Contractors, Inc.

Significant inter-company accounts and transactions have been eliminated in consolidation. With the exception of Mayan Resorts Limited,the Trust Corporation, AirCare Technologies, and Preferred Contractors, Inc., the Company's subsidiaries were inactive.

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

3.    Notes payable-other

The increase in Notes payable-other to $9,860,978 at September 30, 2000 from $9,618,825 at December 31, 1999 is due primarily to the conversion of accounts payables to notes payable.

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



                                    -8-
(iii) Mayan Plantation Limited a Belize Corporation (Mayan Plantation).

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

(vi)	Wall Street Internet Corporation, a Hawaii Corporation (referred to as
WSI)

WSI is a wholly owned subsidiary of the Company, will serve as the communications and marketing arm for all of the Company's operations. The Company has one Web-site, which at this time is undergoing -major re-construction and updates. http://www.wsf.com. This subsidiary remains a development stage company.


LIQUIDITY AND CAPITAL RESOURCES

Assets

Total assets at September 30, 2000, were $138,883,442 as compared to $138,343,126 at December 31, 1999. As of September 30, 2000, the Company had a cash balance of $0, compared to December 31, 1999 cash balance of $2,822. On September 30, 2000, current assets of the Company were $617,013 compared to $770,071 at December 31, 1999.

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

Liabilities for the Company were $13,528,525 at September 30, 2000, compared to $14,369,953 at December 31, 1999. Of these liabilities, $9,518,825 is due to an affiliate at September 30, 2000 and $9,518,825 at December 31, 1999. The liability was substantially reduced during 1998 due to conversion of a portion of the debt to equity.

Current liabilities

Current liabilities for the Company were $1,832,083 at September 30, 2000, compared to $2,341,575 at December 31, 1999. The reduction in current liabilities is a result of the Company's strategy to convert Notes Payable into Equity and/or Land Ownership. The Company expects to continue to convert, re-negotiate or pay all or a portion of the current liabilities during 2000 and 2001, however no assurance can be given to that effect.

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

Shareholders' Equity

The Company has shareholders' equity in the amount of $60,224,007 at September 30, 2000, compared to $58,773,173 at December 31, 1999.


RESULT OF OPERATIONS

Revenues

The Company had revenues of $4,017,763 for the three month period ending September 30, 2000, as compared to $331,987 for the comparable quarter in 1999. The Company expects its revenues to increase significantly as the implementation of its plantation revitalization and resort development plans are successfully executed.


                                    -10-
Expenses

Expenses increased to $1,230,723 for the three months ending September 30, 2000, compared to $200,260 for the comparable quarter in 1999. The increase in expenses is due to the incorporation of the operations of AirCare Technologies and Preferred Contractors, Inc. which were acquired by the Company during the third quarter of the year. The Company owns a 60%, controlling interest in these two companies.

Net Operating Income

There was a net operating profit of $2,758,790 for the Quarter ended September 30, 2000 compared to $131,727 for the comparable quarter in 1999.

PLAN OF OPERATIONS

(a) General

To achieve its economic objectives, the Company provides capital to its wholly owned subsidiary, the WSF Trust Corporation of Belize, Ltd. ('the Trust Company). which in turn makes investment in synergistic companies and/or enters into joint ventures with qualified strategic partners.

The Company completed its Master Land Use Plan for the 31,423.45-acre Mayan
Plantation and its Phase I Development Plan.   Subject to the successful
implementation of its funding strategy with its bankers, a leading international banking house, the Company will be awarding contracts to its long-time design, planning & architectural company, to a major international hotel management company and to a subsidiary of a major European Construction company that will engage local subcontractors.

The development and construction efforts will be directed by a Design/Build Team under the leadership of the company's planners and architects, Wimberly Allison Tong & Goo, a major international hotel management firm, and a major U.S. construction firm as the General Contractor, who is responsible for the on-time and on-budget for the Phase I -development projects more fully described herein.

(b) Operations

The Company's activities during 1999 and the first three quarters of 2000 were focused on (i) implementing the Mayan Plantation revitalization plans, (ii) the preparation of the various Phase I development plans, (iii) raising of working capital and development financing and (iv) the generation of revenues from the sale of plantation related products and services.

To accelerate the execution of its plans and to gain additional in-house expertise, the Company plans to continue to acquire several smaller, synergistic, successful U.S. companies. The Company has engaged merger and acquisition advisors to assist the Company in its efforts and the Company has entered into preliminary negotiations with suitable acquisition candidates.

The Company is in the preliminary planning stages for the following activities and business undertakings. No equity or debt funding has yet been secured for these activities.

                                    -11-
(i)  Mayan Plantation.   The Mayan Plantation has a 300+ year history as a
timber farm, cattle ranch and diversified crops plantation. The completed Land Use Plan for the 31,423.45-acre Mayan Plantation sets forth the appropriate land uses. Approximately 37% of the total land base, or approximately 37% of the total land base, or approximately 14,000-acres (5,901 hectares) is densely covered by a hardwood forest containing stands of mahogany, cedar, pine, teak and other tropical hardwoods and a wide variety of plants and abundant wildlife. The first objective of the Company is to implement and maintain a sustainable forestry, plant, wildlife and shoreline management plan for the entire 31,423.45-acre plantation, the five major lagoons and its many miles of Caribbean shoreline.

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


(iii) Belize Science & Technology Center. An 800-acre portion of the Estate, at its closest point to the North American Highway and the Belize International Airport will be developed into the Belize Science and Technology Center and incubator facility. It will be occupied primary be two types of enterprises, namely software development houses and Internet Service providers. It is designed as an advanced light industrial research and development complex, carefully master planned to embrace the unique environmental wonders of Belize. Large swats of existing jungle are preserved as "Nature (green) Corridors" throughout the complex. Lakes are planned as wetland features to provide habitat for native water birds and other fauna. The corridors also serve to separate industrial lots into "Industry Clusters" to promote synergy between similar disciplines in the field of high technology designs. The Park will be self-intelligent with fiber optic cable connections to super computers and

                                     -12-
satellite linkages. The master Plan will allow maximum site plan flexibility and expansion to accommodate both small and large tenants. Belize's close proximity to the U.S. and its pro-business attributes, such as aggressive incentive programs including but not limited to tax holidays, will give International companies the necessary incentive and a competitive edge.


(iv) The Belize Institute of Technology (BIT). At its core and as the first anchor tenant, the Science and Technology Center will feature the Belize Institute of Technology, a joint venture with a major U.S. university. The Institute is envisioned as a web-based electronic campus composed of sophisticated research and training facilities oriented to advanced information technology and related services. The Institute will provide a unique framework for teaching and delivering technological advancements and innovations in a tropical -green -environment. By combining a range of the very best research and teaching facilities with the most forward -thinking minds in the industry, the Institute will become a hub for cross training, networking and collaboration. The sharing of facilities at a single location will generate exciting synergy for research and development between related disciplines. The Company has secured a commitment from a major U.S. university to participate in the development and management of the BIT.

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


(v) Belize Equestrian Estates. A 2,000-acre portion of the estate will be used on the shoreline for the development of a world-class equestrian community with two hundred (200) 5-acre Equestrian Estates configured around generous open space corridors that are linked by road and horse trail to a modern Equestrian Center. It will consist of a clubhouse with guest suites, equestrian facilities, Equestrian Center will be a private members club. There are currently 140 Charter membership subscriptions. Among those subscribing are several world renown athletes and entertainers forming a solid foundation for the goal of 2,000 members, locally and internationally. The Company has secured the participation of an Olympic Equistrian medal winner as an advisor for the development and management of this equestrian center.






                                     -13-
(c)  Discontinued Operations.

The 14.42-acre Salt Creek Estate Club property and improvements thereon, owned by Mile 13 1/2 Limited. d.b.a. Salt Creek Club, a 70% owned subsidiary of the Company, were sold and the title to the property was transferred to Datapro International Limited, a Belize Company. Reference is made to Form 8-K dated March 24, 1999.


(d)  Risk Factors

The Company's ability to implement the above-described plan of operations will, to a large extent, be dependent upon management's ability to obtain the necessary funding for the implementation of the Phase I -Development Projects. The Company's success will also depend on raising or generating sufficient working capital for administration and operations, including the implementation of the Plantation's revitalization plan. While the Company is confident in producing the required investment and working capital, there can be no assurance that such capital will become available as required. The Company will continue its efforts to raise sufficient funds through a placement of debt or equity instruments to develop the required infrastructure for projects described above, and for the development of the golf course and the pre-sale of lots, homes and villas.

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










                                   -14-
PART II  -OTHER INFORMATION

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

Item 2.  Changes in Securities

None.


                                    -15-
Item 3.  Default upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

None.


Item 5.  Other Information

(a) On September 26, 2000, the Company, through an exchange of stock, acquired a 60% interest in AirCare Environmental Services, Inc., a privately held company. AireCare Environmental Services, Inc. engages primarily in indoor air quality (IAQ) management in tropical environments and has been providing a full range of consulting, engineering and remediation services since 1989 with offices in California and Hawaii. The acquisition was announced and additional information is available in the press release dated October 30, 2000.

(b) On September 26, 2000, the Company, through an exchange of stock, acquired a 60% interest in Preferred Contractors, Inc., a privately held company based in Utah. Preferred Contractors, Inc. (formerly Conder Construction) is a general contracting company building quality custom homes since 1995 and is currently licensed to do large scale commercial and residential projects in the states of Utah, Colorado and Idaho. The acquisition was announced and additional information is available in the press release dated November 6, 2000.


Item 6. (a) Exhibits
No Exhibits are filed with this report


(b)  Report on Form 8-K.

     None


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant Certified that it has reasonable grounds to believe that it meets all requirements for filing on Form 10-QSB, and has duly caused this Disclosure Statement to be signed on its behalf by the undersigned.


Dated:      November 16, 2000

                                           WSF CORPORATION

                                           /s/  Gerhart W.  Walch
                                            Chairman, President &
                                            Chief Executive Officer




                                     -16-