Form 10KSB/A
period 1999-12-31
WSF CORP
filed 2001-03-26
CIK 837491

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registration on December 31, 1999, based on the closing price of the Common Stock of $.12 per share, as reported by the NASD OTC Bulletin Board on such date, was approximately $2,674,261.

Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

For the Fiscal Year ending December 31, 1999, the Registrant had Revenues of $2,211,236.

As of December 31, 1999, the Registrant had outstanding 35,473,248 shares of Common Stock.









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

